Form 10QSB
period 1998-06-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 1998-08-19
CIK 1055148

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1998
                                        ----------------


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ______________

         Commission file number      0-23779
                                   -------------

                      TECHNICAL ENVIRONMENT SOLUTIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                   98-0149351
   (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                   Identification No.)


            C/O TES GmbH, 25 Impler Strasse, Munchen, 81371, Germany
            --------------------------------------------------------
                    (Address of principal executive office)

                              011 49 89 720 15 100
                            -------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X        No
                                 -------         -------

Number of shares outstanding of the issuer's Common Stock:

           Class                              Outstanding at June 30, 1998
           -----                              ----------------------------

Common Stock, $0.01 par value                          1,741,610

                      Technical Environment Solutions, Inc.

                                      INDEX
                                      -----

                                                                        Page
                                                                        ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets
                    June 30, 1998                                         3

                  Consolidated Statements of Operations
                    for the three months ended June 30, 1997 and 1998
                    and six months ended June 30, 1997 and 1998           4

                  Consolidated Statements of Cash Flow
                    and six months ended June 30, 1997 and 1998           5

                  Notes to Unaudited Financial Statements                 6

     Item 2.      Management's Discussion and Analysis or
                  Plan of Operations                                      7

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                        8


SIGNATURES                                                                8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                      Technical Environment Solutions, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                       June 30,      June 30,
                                                         1998          1998
                  ASSETS
                                                         (DM)          (US$)
Current Assets
     Cash and equivalents                               251,794     $   139,630
     Accounts receivable, trade                          79,706          44,200
     Accounts receivable - related party                   --              --
     Note receivable - current portion                   10,000           5,545
     Prepaid expenses                                    23,400          12,976
                                                    -----------     -----------
          Total current assets                          364,900         202,351
Property and equipment, at cost, net of
    accumulated depreciation of DM 87,762               178,872          99,191

Investments                                              50,974          28,267
Note receivable - non-current                            40,000          22,182
Other assets                                            440,055         244,028
                                                    -----------     -----------
                                                      1,074,801     $   596,019
                                                    ===========     ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable - others                              80,000     $    44,364
     Accounts Payable                                    88,818          49,252
     Accounts payable - related party                    15,862           8,796
     Accrued expenses                                    97,704          54,181
                                                    -----------     -----------
         Total current liabilities                      282,384         156,593
     Loans from shareholders                            230,900         128,043
Shareholders' Equity:
     Common stock, no par value
     20,000,000 shares authorized
     1,741,610 shares issued and outstanding          2,260,155       1,253,344
     Accumulated deficit                             (1,698,638)       (941,961)
                                                    -----------     -----------
                                                        561,517         311,383
                                                    -----------     -----------
                                                      1,074,801         596,019
                                                    ===========     ===========




          See accompanying notes to consolidated financial statements.

                                       Technical Environment Solutions, Inc.
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                                     1997           1998            1997            1998          1998
                                                -----------     -----------     -----------     -----------     -----------
                                                      DM             DM              DM              DM            US$

Sales                                                81,000         220,306         194,850         365,072     $   202,447
Sales to related party                                 --            13,821            --            44,430          24,638
                                                -----------     -----------     -----------     -----------     -----------
                                                     81,000         234,127         194,850         409,502         227,085
Cost of operations                                   34,591          54,506          94,123          99,472          55,161
                                                -----------     -----------     -----------     -----------     -----------
Gross profit                                         46,409         179,621         100,727         310,030         171,924
Other costs and expenses:
     General and administrative                      72,758         374,056         190,088         655,376         363,431
                                                -----------     -----------     -----------     -----------     -----------
(Loss) from operations                              (26,349)       (194,435)        (89,361)       (345,346)       (191,508)
Other income and (expense):
     Interest income                                  4,459           2,889           4,459           3,127           1,734
     Losses of unconsolidated subsidiary               --             7,504            --            (8,026)         (4,451)
     Interest expense                               (13,521          (9,413)        (19,305)        (15,023)         (8,331)
                                                -----------     -----------     -----------     -----------     -----------
                                                     (9,062)            980         (14,846)        (19,922)        (11,048)
(Loss) before income taxes                          (35,411)       (193,455)       (104,207)       (365,268)       (202,555)
Provision for income taxes                           (1,229)            946           1,396           1,621             899
                                                -----------     -----------     -----------     -----------     -----------
Net (loss)                                          (34,182)       (194,401)       (105,603)       (366,889)       (203,454)
                                                ===========     ===========     ===========     ===========     ===========
Earnings (loss) per share:
     Net income (loss)                                (0.02)          (0.11)          (0.07)          (0.21)          (0.12)
                                                -----------     -----------     -----------     -----------     -----------
Weight average shares outstanding                 1,691,426       1,741,610       1,610,933       1,741,610       1,741,610
                                                ===========     ===========     ===========     ===========     ===========







                           See  accompanying  notes  to  consolidated  financial statements.






                                   Technical Environment Solutions, Inc.
                                   Consolidated Statements of Cash Flows
                                            (Unaudited)
                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                  1997               1998                 1998
                                                               ---------           ---------           ---------
                                                                   DM                 DM                   US$

Net (loss)                                                      (105,603)           (366,889)           (203,454)
     Adjustments to reconcile net income (loss) to
     net cash (used in) operating activities:
     Depreciation                                                 14,568              29,340              16,270
     Losses of unconsolidated subsidiary                            --                 8,026               4,451
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                   41,532             351,199             194,754
     (Increase) decrease in prepaid expenses                      (2,313)             12,954               7,183
     (Increase) decrease in other assets                         (28,062)            (99,711)            (55,294)
     Increase (decrease) in accounts payable and
       accrued expenses                                          (37,251)            (44,648)            (24,759)
                                                              ----------          ----------          ----------
       Total adjustments                                         (11,526)            257,160             142,605
                                                              ----------          ----------          ----------
Net cash (used in) operating activities                         (117,129)           (109,729)            (60,849)
                                                              ----------          ----------          ----------

Cash flows from investing activities:
     Advance to affiliate                                           --               (49,000)            (27,172)
     Deposit on building purchase                               (300,591)               --                  --
     Purchase of fixed assets                                    (12,522)            (89,846)            (49,823)
                                                              ----------          ----------          ----------
Net cash provided by (used in) investing activities             (313,113)           (138,846)            (76,996)
                                                              ----------          ----------          ----------
Cash flows from investing activities:
     Proceeds from sale of common stock                        1,992,742                --                  --
     Advances from stockholders                                   46,267                --                  --
     Repayment of stockholder loans                                 --                (3,400)             (1,885)
     Repayment of notes payable - bank                            (1,175)           (197,798)           (109,687)
     Repayment of notes payable - other                          (10,000)            (10,000)             (5,545)
                                                              ----------          ----------          ----------
Net cash provided by
  financing activities                                         2,027,834            (211,198)           (117,118)
                                                              ==========          ==========          ==========

Increase (decrease) in cash                                    1,597,592            (459,773)           (254,962)
Cash and cash equivalents,
  beginning of period                                              2,707             711,567             394,592
                                                              ----------          ----------          ----------

Cash and cash equivalents, end of period                       1,600,299             251,794             139,630
                                                              ==========          ==========          ==========









                           See  accompanying  notes  to  consolidated  financial statements.




                                                         - 5 -

                      Technical Environment Solutions, Inc.
                     Notes to Unaudited Financing Statement



Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997, included elsewhere herein.

Basic loss per share was computed using the weighted average number of common shares outstanding.

     During 1995, the company sold 210,000 DM of convertible debentures to thirteen individual investors in Germany. the debentures bear interest at 10.75% per annum and were due in March 1999. The debentures were to be convertible into shares of the Company's common stock, however, none were converted. During 1996, 100,000 DM plus accrued interest was repaid to certain of the investors. An additional 10,000 DM of the debentures plus accrued interest was repaid during the period ended June 30, 1998. Additionally, the Company paid 197,798DM against bank debt prior to its maturity.

     During February 1998, the company acquired a 49% ownership interest in T-Cycle Computer Service and Verwertungs GmbH, a German company engaged in dismantling and disposing of surplus electronic equipment in Germany. The Company paid 49,000 DM for its investment in T-Cycle and will account for the investment using the equity method of accounting. Accordingly, the company has recognized its share of losses of T-Cycle for the period ended June 30, 1998, which amounted to 8,025 DM, as a reduction of its investment in the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

     Sales for the three month period ended June 30, 1998, were 220,306 DM, an increase of 139,306 DM, or 172.0%, as compared to the three month period ended June 30, 1997. The principal reason for this increase was that the Company was the opening of the Landsberg facility. Cost of operations for the three month period ended June 30, 1998, was 54,506 DM, an increase of 19,915 DM, or 57.6%, as compared to the three month period ended June 30, 1997. This increase was primarily due to increased operating activities. Gross profit for the three month period ended June 30, 1998, was 179,621 DM, an increase of 133,212 DM, or 287.0%, as compared to the three month period ended June 30, 1997.

     General and administrative expenses for the three month period ended June 30, 1998, were 374,056 DM, an increase of 301,298 DM, or 414.1%, as compared to the three month period ended June 30, 1997. This increase was principally due to increased expenses associated with the opening of the Landsberg facility and an increase in general and administrative expenses associated with the higher level of activity as well as increased accounting and legal expenses resulting from the Company's registration under the Securities Exchange Act of 1934.

     As a result of these factors, the operating loss for the three month period ended June 30, 1998, was (194,435 DM), an increase in the loss of 168,086 DM, or 637.9%, as compared to the three month period ended June 30, 1997. Further, for the reasons noted above, the net loss for the three month period ended June 30, 1998, was (194,401 DM), an increase in the loss of 160,219 DM, or 468.7%, as compared to the three month period ended June 30, 1997.

Six Months Ended June 30, 1998, Compared to Six Months Ended June 30, 1997

     Sales for the six month period ended June 30, 1998, were 365,072 DM, an increase of 170,222 DM, or 87.4%, as compared to the six month period ended June 30, 1997. The principal reasons for this increase were that the Company was able to add new customers for its recycling business to replace customers lost in the prior year and the opening of the Landsberg facility. Cost of operations for the six month period ended June 30, 1998, was 99,472 DM, an increase of 5,349 DM, or 5.7%, as compared to the six month period ended June 30, 1997. This increase was primarily due to increased operating activities. Gross profit for the six month period ended June 30, 1998, was 310,030 DM, an increase of 209,303 DM, or 207.8%, as compared to the six month period ended June 30, 1997.

     General and administrative expenses for the six month period ended June 30, 1998, were 655,376 DM, an increase of 465,288 DM, or 244.8%, as compared to the six month period ended June 30, 1997. This increase was principally due to increased expenses associated with the opening of the Landsberg facility and an increase in general and administrative expenses associated with the higher level of activity as well as increased accounting and legal expenses resulting from the Company's registration under the Securities Exchange Act of 1934.

     As a result of these factors, the operating loss for the six month period ended June 30, 1998, was (345,346) DM, an increase in the loss of 255,985 DM, or 286.5%, as compared to the six month period ended June 30, 1997. Further, for the reasons noted above, the net loss for the six month period ended June 30, 1998, was (366,889 DM), an increase in the loss of 261,286 DM, or 247.4%, as compared to the six month period ended June 30, 1997.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

a) Exhibits: No exhibits are filed with this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

b) Reports on Form 8-K: There were no reports on Form 8-K filed during the six months ended June 30, 1998.









                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 19, 1998

                                          TECHNICAL ENVIRONMENT SOLUTIONS, INC.



                                          /s/ Gerd Behrens
                                              ----------------------------------
                                              Gerd Behrens
                                              President and
                                              Chief Operating Officer