Form 10QSB/A
period 1998-06-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 1998-08-20
CIK 1055148

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                  Consolidated Balance Sheet
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

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

     Sales for the three month period ended June 30, 1998, were 220,306 DM, an increase of 139,306 DM, or 172.0%, as compared to the three month period ended June 30, 1997. The principal reason for this increase was the opening of the Landsberg facility. Cost of operations for the three month period ended June 30, 1998, was 54,506 DM, an increase of 19,915 DM, or 57.6%, as compared to the three month period ended June 30, 1997. This increase was primarily due to increased operating activities. Gross profit for the three month period ended June 30, 1998, was 179,621 DM, an increase of 133,212 DM, or 287.0%, as compared to the three month period ended June 30, 1997.

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