Form 10QSB
period 1998-09-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 1998-11-19
CIK 1055148

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended    September 30, 1998
                                        ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________________ to ____________________

         Commission file number       0-23779
                                    ------------

                      TECHNICAL ENVIRONMENT SOLUTIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Colorado                                          98-0149351
       ---------------                                    ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)


            C/O TES GmbH, 25 Impler Strasse, Munchen, 81371, Germany
             -------------------------------------------------------
                     (Address of principal executive office)


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
                           Yes     X           No
                                 -----             -----

Number of shares outstanding of the issuer's Common Stock:

          Class                      Outstanding at September 30, 1998
--------------------------           ----------------------------------
Common Stock, no par value                         1,741,610

                      Technical Environment Solutions, Inc.

                                      INDEX
                                      -----


                                                                           Page
--------------------------------------------------------------------------------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                September 30, 1998                                           3

              Consolidated Statements of Operations
                for the three months ended September 30, 1997 and 1998
                and nine months ended September 30, 1997 and 1998            4

              Consolidated Statements of Cash Flow
                for the nine months ended September 30, 1997 and 1998        5

              Notes to Unaudited Financial Statements                        6

     Item 2.  Management's Discussion and Analysis or Plan of Operations     7

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                                    9

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                      Technical Environment Solutions, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                   September 30,  September 30,
                                                       1998           1998
                  ASSETS
                                                       (DM)           (US$)
Current Assets:
     Cash and equivalents                               190,305    $   113,955
     Accounts receivable, trade                         120,471         72,138
     Note receivable - current portion                   10,000          5,988
     Prepaid expenses                                    10,311          6,175
                                                    -----------    -----------

          Total current assets                          331,087        198,256

Property and equipment, at cost, net of
    accumulated depreciation of DM 98,898               169,857        101,711

Investments                                              10,000          5,988
Note receivable - non-current                            40,000         23,952
Other assets                                            435,127        260,555
                                                    -----------    -----------
                                                        986,071    $   590,462
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable - others                              80,000    $    47,905
     Cash overdraft                                      30,156         18,057
     Accounts payable                                    91,930         55,047
     Accounts payable - related party                    15,862          9,498
     Accrued expenses                                    91,880         55,020
                                                    -----------    -----------
         Total current liabilities                      309,828        185,527
     Loans from shareholders                            230,155        137,817
     Loan from related party                            150,000         89,820
Shareholders' Equity:
     Common stock, no par value
     20,000,000 shares authorized
     1,741,610 shares issued and outstanding          2,260,155      1,353,386
     Accumulated deficit                             (1,964,067)    (1,176,088)
                                                    -----------    -----------
                                                        296,088        177,298
                                                    -----------    -----------
                                                        986,071    $   590,462
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.


                                       Technical Environment Solutions, Inc.
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                             1997           1998             1997          1998            1998
                                                             ----           ----             ----          ----            ----
                                                              DM             DM                DM            DM             US$

Sales                                                        61,376         169,030         256,226         534,102     $   319,822
Sales to related party                                         --            32,995            --            77,425          46,362
                                                        -----------     -----------     -----------     -----------     -----------
                                                             61,376         202,025         256,226         611,527         366,184
Cost of operations                                           46,732          80,203         140,855         179,675         107,590
                                                        -----------     -----------     -----------     -----------     -----------
Gross profit                                                 14,644         121,822         115,371         431,852         258,594
Other costs and expenses:
     General and administrative                             258,851         342,990         448,939         998,366         597,824
                                                        -----------     -----------     -----------     -----------     -----------
(Loss) from operations                                     (244,207)       (221,168)       (333,568)       (566,514)       (339,230)
Other income and (expense):
     Interest income                                            123           2,106           4,582           5,233           3,134
     Losses of unconsolidated subsidiary                       --           (40,974)           --           (49,000)        (29,341)
     Interest expense                                        (5,032)         (5,298)        (24,337)        (20,321)        (12,169)
                                                        -----------     -----------     -----------     -----------     -----------
                                                             (4,909)        (44,166)        (19,755)        (64,088)        (38,376)
(Loss) before income taxes                                 (249,116)       (265,334)       (353,323)       (630,602)       (377,606)
Provision for income taxes                                   (1,396)             95            --             1,716           1,028
                                                        -----------     -----------     -----------     -----------     -----------
Net (loss)                                                 (247,720)       (265,429)       (353,323)       (632,318)       (378,634)
                                                        ===========     ===========     ===========     ===========     ===========
Earnings (loss) per share:
     Net income (loss)                                        (0.14)          (0.15)          (0.21)          (0.36)          (0.22)
                                                        -----------     -----------     -----------     -----------     -----------
Weight average shares outstanding                         1,741,610       1,741,610       1,654,492       1,741,610       1,741,610
                                                        ===========     ===========     ===========     ===========     ===========






                            See accompanying notes to consolidated financial statements.





                                       Technical Environment Solutions, Inc.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                     1997               1998               1998
                                                                     ----               ----               ----
                                                                      DM                 DM                 US$

Net (loss)                                                        (353,322)           (632,318)           (378,634)
     Adjustments to reconcile net income (loss) to
     net cash (used in) operating activities:
     Depreciation                                                    4,000              40,476              24,237
     Losses of unconsolidated subsidiary                              --                49,000              29,341
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                     62,369             310,434             185,889
     (Increase) decrease in prepaid expenses                          --                26,043              15,595
     (Increase) decrease in other assets                              --               (94,783)            (56,756)
     Increase (decrease) in accounts payable,
       cash overdraft and accrued expenses                         (52,612)            (17,204)            (10,302)
                                                                ----------          ----------          ----------
       Total adjustments                                            13,757             313,966             188,004
                                                                ----------          ----------          ----------
Net cash (used in) operating activities                           (339,565)           (318,352)           (190,630)
                                                                ----------          ----------          ----------

Cash flows from investing activities:
     Investments in unconsolidated subsidiary                         --               (49,000)            (29,341)
     Increase in notes receivable                                 (100,000)               --                  --
     Deposit on building purchase                                 (307,835)               --                  --
     Purchase of fixed assets                                     (150,003)            (91,967)            (55,070)
                                                                ----------          ----------          ----------
Net cash provided by (used in) investing activities               (557,838)           (140,967)            (84,411)
                                                                ----------          ----------          ----------

Cash flows from financing activities:
     Proceeds from sale of common stock                          2,028,550                --                  --
     Proceeds of related party loan                                   --               150,000              89,820
     Advances from stockholders                                    100,000                --                  --
     Repayment of stockholder loans                               (111,179)             (4,145)             (2,482)
     Repayment of notes payable - bank                             (58,405)           (197,798)           (118,442)
     Repayment of notes payable - other                               --               (10,000)             (5,988)
                                                                ----------          ----------          ----------
Net cash provided by
  financing activities                                           1,958,966             (61,943)            (37,092)
                                                                ==========          ==========          ==========

Increase (decrease) in cash                                      1,061,563            (521,262)           (312,133)
Cash and cash equivalents,
  beginning of period                                                2,707             711,567             426,088
                                                                ----------          ----------          ----------

Cash and cash equivalents, end of period                         1,064,270             190,305             113,955
                                                                ==========          ==========          ==========









                               See accompanying notes to consolidated financial statements.



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

During 1995, the Company sold DM 210,000 of convertible debentures to thirteen individual investors in Germany. The debentures bear interest at 10.75% per annum and were due in March 1999. The debentures were to be convertible into shares of the Company's common stock, however, none were converted. During 1996, DM 100,000 plus accrued interest was repaid to certain of the investors. An additional DM 10,000 of the debentures plus accrued interest was repaid during the period ended September 30, 1998. Additionally, the Company paid DM 197,798 against bank debt prior to its maturity.

During February 1998, the Company acquired a 49% ownership interest in T-Cycle Computer Service and Verwertungs GmbH, a German company engaged in dismantling and disposing of surplus electronic equipment in Germany. The Company paid DM 49,000 for its investment in T-Cycle and will account for the investment using the equity method of accounting. Accordingly, the Company has recognized its share of losses of T-Cycle for the period ended September 30, 1998, which amounted to DM 49,000, as a reduction of its investment in the Company.

During the quarter ended September 30, 1998, the Company borrowed DM 150,000 from a company controlled by the Company's principal shareholder. The loan is due in DM 50,000 installments in 2006, 2007 and 2008, and bears interest at 6% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
        -----------------------------------------------------------------------

Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997

     Sales for the three month period ended September 30, 1998, were DM 169,030, an increase of DM 107,654, or 175.4%, as compared to the three month period ended September 30, 1997. The principal reason for this increase was the opening of the Landsberg facility. Cost of operations for the three month period ended September 30, 1998 was DM 80,203, an increase of DM 33,471, or 71.6%, as compared to the three month period ended September 30, 1997. This increase was primarily due to increased operating activities. Gross Profit for the three month period ended September 30, 1998, was DM 121,822, an increase of DM 107,178, or 731.9%, as compared to the three month period ended September 30, 1997.

     General and administrative expenses for the three month period ended September 30, 1998, were DM 342,990, an increase of DM 84,139, or 32.5%, as compared to the three month period ended September 30, 1997. This increase was principally due to increased expenses associated with the opening of the Landsberg facility and an increase in general and administrative expenses associated with the higher level of activity as well as increased accounting and legal expenses resulting from the Company's registration under the Securities Exchange Act of 1934.

     As a result of these factors, the operating loss for the three month period ended September 30, 1998, was DM 221,168, a decrease in the operating loss of DM 23,039, or 9.4%, as compared to the three month period ended September 30, 1997. Other income and expenses for the three month period ended September 30, 1998, was an expense of DM 44, 166, an increase of DM 39,257, or 800%, as compared to the three month period ended September 30, 1997. The increase in other expenses was primarily due to an increase in losses of DM 40,974 of its unconsolidated subsidiary. Further, for the reasons noted above, the net loss for the three month period ended September 30, 1998, was DM 265,429, an increase in the net loss of DM 17,709, or 7.2%, as compared to the three month period ended September 30, 1997.

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997

     Sales for the nine month period ended September 30, 1998, were DM 534,102, an increase of DM 277,876, or 108.5%, as compared to the nine month period ended September 30, 1997. The principal reasons for this increase were that the Company was able to add new customers for its recycling business to replace customers lost in the prior year and the opening of the Landsberg facility. Cost of operations for the nine month period ended September 30, 1998, was DM 179,675, an increase of DM 38,820, or 27.6%, as compared to the nine month period ended September 30, 1997. This increase was primarily due to increased operating activities. Gross Profit for the nine month period ended September 30, 1998, was DM 431,852, an increase of DM 316,481, or 274.3%, as compared to the nine month period ended September 30, 1997.

     General and administrative expenses for the nine month period ended September 30, 1998, were DM 998,366, an increase of DM 549,427, or 122.4%, as compared to the nine month period ended September 30, 1997. This increase was principally due to increased expenses associated with the opening of the Landsberg facility and an increase in general and administrative expenses associated with the higher level of activity as well as increased accounting and legal expenses resulting from the Company's registration under the Securities Exchange Act of 1934.

     As a result of these factors, the operating loss for the nine month period ended September 30, 1998, was DM 566,514, an increase in the operating loss of DM 232,946, or 69.8%, as compared to the nine month period ended September 30, 1997. Other income and expenses for the nine month period ended September 30, 1998, was an expense of DM 64,088, an increase of DM 44,333, or 224.4%, as compared to the nine month period ended September 30, 1997. The increase in other expenses was primarily due to an increase in losses of DM 49,000 of its unconsolidated subsidiary. Further, for the reasons noted above, the net loss for the nine month period ended September 30, 1998, was DM 632,318, an increase in the net loss of DM 278,995, or 79.0%, as compared to the nine month period ended September 30, 1997.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits: No exhibits are filed with this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

b) Reports on Form 8-K: There were no reports on Form 8-K filed during the nine months ended September 30, 1998.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 19, 1998

                                   TECHNICAL ENVIRONMENT SOLUTIONS, INC.



                                   /s/ Gerd Behrens
                                   ---------------------------------------------
                                       Gerd Behrens
                                       President and Chief Operating Officer