Form 10KSB
period 1998-12-31
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 1999-04-15
CIK 1055148

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

         For the fiscal year ended: December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  _______________ to ________________

         Commission file number 0-23779

                     TECHNICAL ENVIRONMENT SOLUTIONS, INC.
                     -------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                         98-014935
-------------------------------                         -------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                       Identification No.)

             C/O TES GmbH, 25 Impler Strasse, Munich, 81371, Germany
             -------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:   011 49 89 720 15 100
                            ----------------------
Securities registered under Section 12(b) of the Exchange Act:       None
                                                                     -----
Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $453,620

As of March 31, 1999, the aggregate market value for the 773,330 shares of the Common Stock, no par value per share, held by non-affiliates was approximately $2,078,324.

The number of shares of Common Stock of the registrant outstanding as of December 31, 1998, were 5,223,330.


                       Documents incorporated by reference
                                      None

                                TABLE OF CONTENTS

PART I                                                                  PAGE

 Item 1.    Description of Business .................................     3
 Item 2.    Description of Property .................................    16
 Item 3.    Legal Proceedings .......................................    16
 Item 4.    Submission of Matters to a Vote of Security Holders .....    16


PART II

 Item 5.    Market for Common Equity and Related
            Stockholder Matters ......................................   17
 Item 6.    Management's Discussion and Analysis or
            Results of Operations ....................................   18
 Item 7.    Financial Statements .....................................   20
 Item 8.    Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure ......................   20



PART III

 Item 9.    Directors, Executive Officers, Promoter
            and Control Persons; Compliance with Section 16(a)
            of the Exchange Act .......................................   21
 Item 10.   Executive Compensation ....................................   24
 Item 11.   Security Ownership of Certain Beneficial Owners
            and Management ............................................   27
 Item 12.   Certain Relationships and Related Transactions ............   29
 Item 13.   Exhibits and Reports on Form 8-K ..........................   30


SIGNATURES ............................................................   31

                                     PART I

Item 1 - Description of Business
--------------------------------

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-KSB.

Introduction

     Technical Environment Solutions, Inc. (the "Company" and "TES") was incorporated under the laws of Colorado in June 1994, and is a non-operating holding company. The Company's operations are conducted entirely in Germany, and the Company has two wholly owned subsidiaries that have been established under the laws of Germany. Operations are conducted through these subsidiaries: namely, Technical Environment Solutions GmbH ("TES GmbH") and TES Oecon AG ("Oecon"). Unless the context otherwise requires, references to the "Company" include its subsidiaries.

     The board of directors of the Company has agreed to a merger of the Company with Environmental Technologies and Software Solutions, Inc.("ENTECS"). The Company has filed a registration statement with the Securities and Exchange Commission in connection with the anticipated merger. Upon consummation of the merger, ENTECS will become a wholly owned subsidiary of the Company. As a result of the merger, the Company expects to issue approximately 8,300,237 additional shares of its common stock to stockholders of ENTECS.

     The Merger is expected to result in administrative efficiencies, increased financial strength, and increased market potential, including global markets, for the added products that TES shall acquire from ENTECS. The Company expects that it will be able to better position itself as a result of the Merger to combine innovative technologies with the offering of certified environmental services and thereby achieve synergies in the market for its products.

     ENTECS is a non-operating holding company. ENTECS operations are currently conducted entirely in Germany by two wholly owned German subsidiaries, ENTECS Umwelttechnik GmbH, and ENTECS Software und Umweltmanagement GmbH. ENTECS is involved in the environmental protection industry, which is expected to grow rapidly due to increasing investments being made in the area by both private enterprises and public institutions. The environmental protection industry is also expected to continually create new jobs because of the dynamic growth in the area. ENTECS currently holds the exclusive licensing rights to a new recycling system for the capture an re-use of cement waste and waste water that is generated by cement mixing plants. The system known as the "BRS-Compact" is in the process of being patented both as a technology and as a process. ENTECS' subsidiary, ENTECS Umwelttechnik GmbH, owns an artificial peat production system and produces three grades of high-quality all-natural artificial peat products. The Company believes the products, which ENTECS possesses, will be key benefits to the Company's business strategies discussed below.

     Since 1994, the Company has been engaged in the marketing of recycling services on a contract basis primarily for electronic scrap and other valuable waste materials in cooperation with specialist waste disposal companies. Recently, the Company commenced recycling activities at its own facility in Landsberg a. Lech, Germany, which is southwest of Munich, and intends to significantly expand this operation in the future. The Company also intends to develop a job training school, the Oecon Institute, to provide training and education for positions in the recycling industry. The Company intends to focus its job training programs upon providing job education and training for the long-term unemployed and disadvantaged.

Recycling
---------

     The Company offers a single source solution for the disassembly, removal, reutilization, reprocessing and marketing of recyclable materials. Its waste disposal services also include archiving the recycled materials and documenting of the movement of that material. This has the additional function of serving as verification for government agencies and environmental protection groups. The Company's strategies mainly emphasize the technologically feasible reutilization of scrap electrical and electronic equipment in a manner that not only demonstrates economic and ecological responsibility but also achieves maximum conservation of resources through optimum recovery of recyclable materials. The special equipment and expertise of TES' associates ensures that the materials, once disposed of, will enter the reprocessing cycle and satisfy all legal regulations.

     Germany has strict laws relating to the disposal of all manufactured products. Unlike the United States where land is plentiful, Germany is a small country with a large population. Landfill space is extremely limited. Therefore, the government requires that electronic scrap as well as an array of other manufactured product waste be disposed of either by incineration or by depositing it in abandoned underground coal or salt mines. Hence disposal of most waste in Germany is more expensive than it is in the United States.

     Even stricter laws regarding recycling of electronic products such as televisions, computers, computer monitors, radios, telephones and virtually every other type of electronic product are anticipated by the electronics industry. These laws will require that the old products be broken down into smaller components, and to the extent possible that these components be re-used or recycled rather than simply being incinerated. In order to prepare for what the industry views as inevitable recycling requirements, many larger companies have already begun to voluntarily comply with proposed recycling standards and are shipping all used and obsolete electronic products to recycling centers such as that operated by TES.

     The Company also utilizes its manufacturing equipment to convert certain types of glass from cathode ray tubes ("CRTs"), computer components, and certain other manufacturing by-products and industrial wastes into manufacturing raw materials that may be resold.

     The Company employs a two-tier strategy:

                  decentralized disassembly
                  centralized processing and re-use.

The Company intends to use a wide variety of collection points as it grows in the future in order to provide full geographic coverage of Germany's waste disposal needs.

     One important aspect of the Company's service strategy is that all recycling and disposal paths are fully documented. Each customer who recycles electronic scrap through TES then receives a printout documenting the disposal pursuant to the recycling laws. To accomplish this, the Company and its associates offer a fully comprehensive program to register and sort spent electronic equipment using the Company's own "RNP" data processing system, a software program that supports the exchange of data between the Company, manufacturers and waste reprocessing companies.

     The RNP database also contains:

         -model and order number of electronic products
         -size and weight of electronic products
         -analysis of materials in electronic products

     Another module in the RNP database is a logistics program likewise developed by the Company. This program covers:

         -collection and disposal
         -transportation and warehousing
         -disposal and recycling
         -documentation of each piece of equipment
              -for fixed assets bookkeeping
              -for the tax authorities
              -for environmental groups

     According to figures from the German Federal Office of the Environment, approximately two million tons of spent electronic equipment is generated each year in Germany alone. Of these, some 50 to 60 percent comes from the field of entertainment electronics and another 25 percent from household appliances. The remainder comes from the area of data processing technologies or from other technologies primarily used by industry, research facilities and the business sector. Some 300,000 tons are made up of spent computers and television sets alone, of which it is estimated that only 25 percent are disposed of in an ecologically sound manner.

     This electronic scrap contains not only valuable raw materials but also a wide range of toxic substances harmful to the environment. TES collects and disassembles this spent equipment and then reprocesses and markets the valuable waste materials salvaged from it. TES also separates and properly disposes of the toxic substances.

     The Company views the recycling of used television sets and computer monitors including CRT glass as a growth area and has recently purchased machinery designed to dismantle the CRTs. In the Company's CRT recycling operation, its customers will ship used CRTs to the Company. Under the terms of the agreements with the clients, TES is paid a fee for recycling the used CRTs. The CRTs include both funnel glass (the back of a television screen, which is relatively thin and tubular in shape) and panel glass. After the funnel glass has been cut from the front portion of the tube and cleaned, it can be sold back to the original manufacturers and other companies to be "upcycled", i.e. reincorporated into a CRT.

     At this time the panel glass can not be recycled and must be incinerated. TES must pay a small charge to dispose of the panel glass. Management expects, however, to be able eventually to either sell the panel glass to companies that recycle glass or, at a minimum, to have these companies haul the panel glass away at no cost to TES. Even if TES must pay to have the panel glass taken away, the CRT recycling is a profitable business for the company because of the fees TES is paid by its customers to recycle the CRTs. The ability to sell the panel glass will only increase TES' profits from this operation.

     The Company believes that the recycling of CRT glass will provide a less costly and more environmentally responsible means of disposing of waste CRT glass compared to currently available alternative methods of CRT glass disposal. Further, management believes that manufacturers will be able to repurchase recycled CRT glass from the Company at a savings compared to virgin ingredients. In addition, the Company believes that the electronics industry may be a source of other waste streams that may be recycled. The Company believes that its CRT glass recycling and materials reuse capability will position the Company to process large volume end-of-life television and computer waste since current regulations in Germany exclude them from landfills.

     TES also recycles computer systems. The Company resells many of the used computer parts that are generated from this recycling activity, including plastic, gold, copper, aluminum, steel and other raw materials. Management believes that this is possible because the most cost-effective source for spare parts is generally recycled parts, and for out-of-production parts, it is frequently the only source. Conversely, the best use for recycled parts is to resell them for use in the installed base as either spares or low-cost additions to existing systems. Similarly, recycled parts are also often both less expensive and more readily available than repaired parts.

Recycling Process
-----------------

     The first step in the processing of recycled material involves the inspection of the material received by the Company to assure that it complies with requirements set forth in the Company's agreements. Company personnel will conduct this process on a visual basis. Assuming that the material is in compliance with the Company's agreements, the material will be sorted for processing on the Company's recycling line. Nonconforming shipments will be rejected and returned to the supplier. This process will be undertaken to protect the Company from receiving materials that it is not equipped to handle either on the basis of the economics or safety involved with handling of the material.

     After the material has been sorted, it will then be stored until it is delivered to the recycling line. Material on the recycling line will be disassembled, and spare computer parts, integrated circuit boards, and other parts of the electronic products that can be resold will be sorted and cleaned. Other material will be sorted for sale (if appropriate), cleaned and (if appropriate) ground and crushed. As the final result of the process, all of the residual materials are reused in an environmentally sound way. They are recovered, sorted, and returned to the cycle of raw materials. To prevent the processing techniques from emitting toxic by-products, the Company employs mechanical processes exclusively (i.e., no chemicals are used by TES in the disassembly process).

     The Company disassembles the following kinds of electronic scrap for recycling:

         -cathode ray tubes
         -computers and peripherals of any kind
         -PCs and monitors
         -other office equipment
         -household appliances of all sizes
         -television sets, radios, VCRs etc.
         -telecommunication equipment (e.g., telephones)
         -electrical tools
         -standby power generation units
         -industrial control units
         -measurement and control devices
         -laboratory and medical equipment
         -visual recording and reproduction equipment
         -composite plastics and metals
         -circuit boards
         -magnetic and video tapes

     To obtain fully sorted raw materials from worn-out electronic equipment, the first thing that must be done is to disassemble the scrap by hand. During this process components with toxic substances such as condensers or lithium batteries are removed and sent to separate disposal plants.

     At this preliminary disassembly stage the scrap is broken down into the following categories:

         -plastics
         -ferrous metals
         -nonferrous metals
         -cathode ray tubes
         -cables
         -circuit boards
         -toxic substances

     If the preliminary disassembly stage fails to yield fully sorted materials, further processing is required. In the next stages the material is further broken down through non-chemical and non-thermal processes. The mixture of materials thus obtained is completely sorted by means of magnets, eddy currents, wind, sifting or similar techniques.

     These  processes  yield,   among  other  things,  the  following  types  of
materials:

         -iron
         -aluminum
         -copper
         -glass
         -plastics
         -ceramics
         -composite metal granulates

     The fully separated metals and glass are sent to various smelting plants as secondary raw materials. Similarly, those fully sorted plastics that have not been treated with flameproofing are sent away for reuse. Plastics which are not fully separated or which contain bromine flameproofing are disposed in accordance with legal regulations, as are all other toxic substances. Precious metal granulates are sent to separation plants for further processing.

     All the methods TES employs represent state-of-the-art technologies and have been streamlined for a smooth interaction of their ecological and economic aspects. Further, TES' methods are designed to assure compliance with all legal and government regulations, with the paths of reprocessing and disposal completely documented.

     CRTs are removed from the television sets, and then processed by the CRT recycling line. The Company employs a specially designed saw to separate the panel glass from the funnel glass. After the pieces of CRT glass are sorted by type of glass and by size, the glass is cleaned and coatings on the glass are removed prior to sale or other disposition of the glass.

Competition
-----------

     Management believes that the electronic recycling services industry is fragmented with widespread competition from a variety of small independent suppliers and several major suppliers in Germany. Management believes that competition for recycling and waste disposal customers is based on price and the ability to offer convenient locations for shipping of waste and recycling products. Among TES' major competitors in Germany are RWE, VEBA and VIAG, each operating through wholly owned subsidiaries.

Government Regulation
---------------------

     Germany has adopted some of the strictest laws in the world relating to the recycling and disposal of chemicals, waste, appliances, computers, television sets, and other electronic products. The business of recycling and waste disposal is subject to various governmental laws on both a federal and state basis in Germany. Further, the regulations are becoming increasingly complex and recycling and disposal more strictly regulated. These laws and regulations include landfill disposal restrictions, hazardous waste management requirements and air quality standards, as well as special permit and license conditions for recycling and disposal of waste and outdated or used products.

     The Company's recycling center is subject to various federal, state and local laws and regulations and licensing requirements relating to the collection, processing and recycling of chemicals, waste, appliances, computers, television sets, and other electronic products. Requirements for registrations, permits and licenses vary depending upon the locale in which a recycling center is located. The Company's center is registered with the German Government as a hazardous waste generator and is licensed by appropriate state and local authorities. The Company also has agreements with approved and licensed hazardous waste companies for transportation and disposal of the environmental toxin polychlorinated biphenyl ("PCB's") from its recycling center.

     Management believes that further government regulation of the recycling industry could have a positive effect on the Company's business; however, there can be no assurance what course future regulation may take. Under some circumstances, further regulation could materially increase the costs of the Company's operations and have an adverse effect on the Company's business. In addition, as is the case with all companies handling hazardous materials, under some circumstances, the Company may be subject to contingent liability.

Job Training
------------

     In Germany all trades are governed by strict educational standards. This means that anyone who wants to work as a plumber, carpenter, baker, cook, etc. must complete a training program for that trade and work for a number of years under the supervision of a "Meister" in order to gain practical training. Without this training and experience, one cannot be employed in a trade.

     Germany currently has the highest unemployment rates it has had since the end of World War II. The unification of the former East Germany with West Germany has created especially high unemployment rates among young people in the former East German states. The German federal and state governments are therefore anxious to create job opportunities for these long-term unemployed youths and is providing subsidies for companies that create jobs.

     TES Oecon Institute is developing a job training center. The center is intended to provide training for long-term unemployed youths and disadvantaged people. It will offer various new technical job classifications in environmental protection areas, such as the position, Electronic Recyling Technician, for example. TES Oecon Institute will offer courses required by certain governmental agencies for environmental managers of other companies, as well as seminars and workshops covering special environmental issues such as environmental law issues, certification and audits, management systems, software program training, and ecological input-output analysis.

     With its job training program the Oecon Institute will support the creation of new job possibilities in future-oriented industry areas and will provide the opportunity for the long-term unemployed and other disadvantaged groups to find an entrance into the work force. Through the training offered by TES, the newly trained employees will be prepared for new challenges.

     The job title "Electronic Recycling Technician" is timely for the new market structures because the need for qualified personnel for proper disposal technologies will significantly increase in the coming years. The practical training for electronic recycling technician will take place in the Institute's own workshop and in partner companies throughout Germany.

     The new profession, Electronic Recycling Technician, has been defined by the rules and regulations of the Federal Ministry for Youth and Research and students who successfully complete the training will receive certification from the responsible industry chambers of commerce. The job training facility will receive daily subsidies for each student as required by law.

     Management anticipates that the job training center will be very successful because there is an increasing demand for qualified technicians. In addition, the government must make even greater efforts to reduce Germany's high unemployment. There are a number of state subsidies and job creation programs which offer job training schools a sure and long-term financial basis. Potential sources for subsidies include, among others, the Social Welfare Offices, Youth and Social Service Agencies, and Unemployment Agencies. The Company expects it will be dependent to some extent upon various government subsidies for the new job training program. Further, along with the job training, the Institute will offer a number of seminars and workshops covering special environmental issues, environmental law issues, and the certification and auditing of environmental operations and locations. A close working relationship with TUEV-Suddeutschland will allow the Company access to qualified teaching and training personnel.

Employees

     The Company has 14 full time employees, including Gerd Behrens, two management/administrative persons, and 11 line workers employed in its recycling business. Further, the Company employs one person as a secretary/administrative assistant on a part-time basis. In addition, the Company has contracted with three independent contractors who are engaged in the marketing of the Company's recycling services.

Factors That May Affect Future Results

     TES's Business Has Changed. Although TES has been in business since 1994, until recently its operations consisted mainly of the marketing and sale of recycling services to larger companies. TES did not have its own recycling facility but contracted as a "middle-man" to deliver material from larger companies to certain recyclers. Although TES recently commenced operation of its own recycling facility, there can be no assurance that it will be able to successfully market and conduct its recycling services. Further, although TES has developed plans to open a job training program for the recycling industry, there can be no assurance that it will be able to successfully open its job training facility or that, if opened, TES will be able to operate the facility on a profitable basis. There can be no assurance that, even after the expenditure of substantial funds and efforts, TES will ever achieve or maintain an adequate level of business or profitability. The failure to successfully market, sell, and conduct recycling operations would have a material adverse effect on TES's financial condition and results of operations. The failure to successfully open its job training facility and operate that facility on a profitable basis could also have a material adverse effect on TES's financial condition and results of operations.

     TES Needs Additional Financing. TES's business is capital intensive. TES is currently experiencing a liquidity crisis and must raise additional funds. Further, TES has not generated sufficient cash-flow to fund its operations and activities. TES has no commitments for any future financing and there can be no assurance that TES will be able to obtain additional financing in the future from either debt or equity financings, bank loans, or other sources on acceptable terms or at all. If available, any additional equity financings may be dilutive to TES's stockholders and any debt financings may contain restrictive covenants and additional debt service requirements, which could adversely affect TES's operating results. If TES is unable to obtain necessary financing, it will be required to significantly curtail its activities or cease operations.

     TES Is Dependent on Certain Key Employees. TES's success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on TES's results of operations. Further, TES believes that its success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. There can be no assurance that TES will be successful in attracting and retaining the personnel it requires to develop and market its recycling business or its job training program in a successful manner. Presently, the Company's wholly owned subsidiary, TES GmbH, has entered into an employment agreement with Gerd Behrens to ensure the availaility of his servies to the subsidiary. The employment agreement may be terminated by either party only upon six months notice.

     TES Derives a Significant Portion of its Revenues from One Customer. A significant portion of TES's revenues have been derived from a limited number of customers. In fiscal 1998, revenues from TES's largest customer amounted to 10% of its total revenues, and in fiscal 1997, four customers each accounted for 10%, or 40% total, of TES's total revenues. TES's management expects that TES will continue to be dependent upon a limited number of customers for significant portions of its revenues in future periods. There can be no assurance that revenues from customers that accounted for significant revenues in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. TES's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

     TES's Business is Dependent on Environmental Regulation. German federal, state, and local environmental legislation and regulations mandate stringent waste management and operations practices, which require substantial capital expenditures and often impose strict liabilities for non-compliance. Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for the technology and services being developed or offered by TES. The level of enforcement activities by federal, state, and local environmental protection and related agencies, and changes in regulations and waste generator compliance activities, will also affect demand. To the extent that the burdens of complying with such laws and regulations may be eased as a result of, among other things, political factors, or that suppliers of manufacturing by-products and other industrial wastes find alternative means to comply with applicable regulatory requirements, TES's ability to procure such b products and wastes and the demand for its services could be adversely affected, which could have a material adverse effect on TES's business, financial condition, and results of operations. Any changes in these regulations which increase compliance standards may require TES to change or improve its processes.

     TES and its Customers are Subject to Regulation. TES and its customers operate in a highly regulated environment, and any future facilities may be required to have various federal, state, and/or local government permits and authorizations, registrations, and/or exemptions. Any of these permits or approvals may be subject to denial, revocation, or modification under various circumstances. Failure to comply with the conditions of such permits, approvals, registrations, authorizations, or exemptions may adversely affect the operation of TES's business and may subject TES to federal, state, or locally-imposed penalties. TES's ability to satisfy the permitting requirements for a particular facility does not assure that permitting requirements for other facilities will be satisfied. In addition, if new environmental legislation is enacted or current regulations are amended or are interpreted or enforced differently, TES or its customers may be required to obtain additional operating permits, registrations, certifications, exemptions, or approvals. There can be no assurance that TES or its customers will meet all of the applicable regulatory requirements.

     TES is Exposed to Potential Environmental Liability. TES's business exposes it to the risk that harmful substances may be released or escape into the environment from its facilities, processes, or equipment, resulting in potential liability for the clean-up or re-mediation of the release and/or potential personal injury associated with the release. Additionally, TES is potentially subject to regulatory liability for the generation, transportation, treatment, storage, or disposal of waste, both hazardous and non-hazardous, if it does not act in accordance with the requirements of federal or state hazardous waste regulations or facility specific regulatory determinations, authorizations, or exemptions.

     TES also may be exposed to certain environmental risks resulting from the actions of the suppliers of the products that it recycles and other suppliers of industrial waste. Although TES maintains general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities related to environmental damage or pollution. Although TES conducts and plans to conduct its operations prudently with respect to environmental regulations and management plans to structure TES's relationships with customers and contractors in a manner so as to minimize TES's exposure to environmental liabilities, TES's business, financial condition, and results of operations could be materially adversely affected by an environmental claim that is not covered or is only partially covered by insurance or other available remedy.

     Trading  of  TES's   Securities  on  the  Electronic   Bulletin  Board  and
Classification as Penny Stock May Negatively Impact the Liquidity of TES's Securities.

     o Electronic Bulletin Board. Trading in TES's securities is being conducted in the over-the-counter market in the NASD's "Electronic Bulletin Board" because TES does not presently meet the requirements for inclusion in either the NASDAQ SmallCap Market or the NASDAQ National Market. TES may never meet the requirements for inclusion in either of those two markets. As a result of trading on the Bulletin Board, it may be more difficult to obtain quotations of the market price of TES's securities. Consequently, the liquidity of TES's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and the news media's coverage of TES, and lower prices for TES's securities than might otherwise be attained.

     o Penny Stock. TES's securities come within the definition of "penny stock" contained in Rule 3A51-1 under the Securities Exchange Act of 1934. Classification as a penny stock may adversely affect the ability of broker-dealers to sell TES's securities and may adversely affect the ability of TES's shareholders to sell any of their securities in the secondary market because of the following requirements which are unique to penny stock:

     o Rule 15g-9 imposes additional sales practice requirements on broker-dealers that sell penny stock to persons other than established customers and "accredited investors" which are generally defined as individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses. For transactions covered by such rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.

     o Prior to any transaction in a penny stock, unless exempt, the rules require delivery of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.

     o Rule 15g-6 requires broker dealers to send customers with penny stock held in an account with the broker-dealer, monthly statements disclosing recent price information for penny stocks and information on the limited market in penny stocks.

     TES Must Respond to Technological Change. TES's future success will depend significantly on its ability to enhance its recycling capabilities in a manner which keeps pace with technological developments and evolving industry standards. There can be no assurance that TES will be successful in enhancing its recycling capabilities or meeting customer requirements adequately. TES's delay or failure to develop or acquire technological improvements or to adapt to technological change would have a material adverse effect on TES's business, results of operations, and financial condition.

     TES Faces Competition From Other Recyclers and From New Products and Materials. The market for TES's services and recycled products is competitive and subject to rapid change. TES's competitors may develop alternative methodologies that are superior to TES's methodologies or that achieve greater market acceptance. Further, the market for recycled products and raw material is dependent to some extent upon prices for new products and material, and perceptions as to the quality of recycled products or material. To the extent that the prices of new products or material are competitive with the prices offered by TES, sales of TES's recycled products may be adversely affected. Accordingly, there can be no assurance that TES will be able to compete successfully with its present or potential competition, or that competition will not have a material adverse effect on TES's results of operations and financial condition.

     There is a Limited Public Market for TES's Common Stock. Until recently, there was no public market for TES's common stock. At the present time there is only a limited market for TES's common stock. There can be no assurance that an active trading market will develop or be sustained in the future for TES's securities.

     TES's Stock Price May Fluctuate Based on Internal and External Factors. The market price of TES's common stock could be subject to significant fluctuations in response to variations in actual and anticipated quarterly operating results, changes in earnings estimates by analysts, announcements of new products or technological innovations by TES or its competitors, and other events or factors. In addition, the stocks of many companies have experienced extreme price and volume fluctuations that have often been unrelated to the companies' operating performance.

     Dividends and Dividend Policy. TES has not paid any cash dividends on its common stock and does not expect to declare or pay any cash or other dividends in the foreseeable future. Further, TES had negative working capital of $101,060 and a net deficit of $98,677 at December 31, 1998 and is therefore currently prohibited from paying dividends to its shareholders under Colorado law.

     Current Management Will Continue to Control TES After the Merger. Prior to the merger between TES Acquisition and ENTECS, the officers and directors of TES own approximately 64.3% of the outstanding shares of TES's common stock. After the merger, TES's officers and directors will own approximately 54.3% of the outstanding shares of TES's common stock. Due to their stock ownership, the officers and directors will be in a position to elect the board of directors and, therefore, to control the business and affairs of TES, including certain significant corporate actions such as acquisitions, the sale or purchase of assets, and the issuance and sale of TES's securities.

     The Trading Price of TES's Stock Could be Negatively Affected by Future Sales of the Shares to be Issued in the Merger and Upon Exercise of Options Which Could be Granted in the Future. Management expects that 8,300,237 shares of TES common stock will be issued to the ENTECS stockholders as a result of the merger. In addition, TES's board of directors has adopted a stock option plan under which it could issue up to 500,000 shares of common stock. Although, to date, no options have been granted under the stock option plan, sales of the TES shares being issued in the merger and of shares issued on exercise of any options which might be issued in the future under the stock option plan could have a depressive effect upon the trading price of the common stock. In addition, the existence of options may adversely affect the terms on which TES may obtain additional equity capital in the future.

     Important Factors Related to Forward-Looking Statements and Associated Risks. This proxy statement/prospectus contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. TES intends that these forward-looking statements be subject to the safe harbors created by those sections.

     The forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the development and conduct of the recycling business and the job training business, and the future economic performance of TES. They are based on current expectations that involve a number of risks and uncertainties, including the following assumptions:

     o that TES will be able to develop its recycling business and develop and establish its job training programs

     o that competitive conditions within the recycling industry will not change materially or adversely

     o that demand for TES's recycling services and recycled materials and products will remain strong

     o    that TES will retain key management personnel

     o    that TES's forecasts will accurately anticipate market demand

     o that there will be no material adverse change in TES's operations or business.

     These assumptions involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of TES. Although TES believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward- looking information will be realized. In addition, as disclosed elsewhere under other risk factors, the business and operation of TES are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this proxy statement/prospectus, the inclusion of such information should not be regarded as a representation by TES or any other person that the objectives or plans of TES will be achieved.

Item 2 - Description of Property
--------------------------------

     The Company currently leases office space for the Company's main corporate offices at 25 Impler Strasse, 81371, Munich at a monthly rental of approximately 5,552.75 DM. The lease expires on December 31, 2004. Management of the Company believes that the existing facilities are adequate at this time for the Company's operations. In addition, the Company leases two buildings for its recycling operations at Landsberg a. Lech, Germany at a monthly rental of approximately 18,700 DM. The leases on these buildings expire on December 31, 2001. Under the terms of this lease, the Company also has an option to purchase the buildings for 2,200,000 DM if the option is exercised prior to December 31, 2000. Thereafter the price shall increase by 77,000 DM per year. The facility in Landsberg is sufficiently large that the Company expects that it will also be able to conduct its job training at that same facility.

Item 3 - Legal Proceedings
--------------------------

     The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Until recently, there was no public market for the Company's common stock. The Company does not presently meet the requirements for inclusion in either the NASDAQ SmallCap Market or the NASDAQ National Market. Trading in the Company's securities is being conducted in the over-the-counter market in the NASD's "Electronic Bulletin Board."

     The table set forth below presents the range, on a quarterly basis, of high and low bid prices per share of Common Stock as reported by the National Quotation Bureau, Inc. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions. The Company's common stock began trading in the over-the-counter market during the Company's fourth quarter ended December 31, 1998. The first quotation for the Company's common stock was first reported in the NASD's Electronic Bulletin Board on October 23, 1998. Therefore, the high and low bid reported below do not represent a full quarter of activity.

          Quarter Ended                           High              Low
          -------------                           ----              ---

         December 31, 1998                        $3.50             $0.75

------------

     The Company had approximately 137 shareholders of record as of December 31, 1998, which does not include shareholders whose shares are held in street or nominee names.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

                                               Fiscal year ended
                                                   December 31
                                               ------------------
                                        1996            1997            1998
                                         DM              DM              DM
--------------------------------------------------------------------------------
Sales                                   100.0%          100.0%          100.0%
Cost of Operations                       60.4            39.6            33.1
Gross Profit                             39.6            60.4            66.9
General and administrative               95.8           195.3           230.2
Income (loss) from operations           (56.2)         (134.9)         (163.3)
Interest income                           .4              4.2             3.2
Losses of Unconsolidated Subsidiary        -               -             (8.0)
Interest expense                        (14.8)          (10.3)           (6.7)
                                        ------
Net income                              (70.6)         (140.9)         (174.8)



Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Sales for the year ended December 31, 1998, were 610,056 DM, an increase of 156,147 DM, or 25.6%, as compared to the year ended December 31, 1997. This increase in sales resulted principally from increased production volume in the Companies recylcing business, including increased production volume at its new Landsberg facility during its first operational year.

     Cost of operations for the year ended December 31, 1998 were 202,174 DM, an increase of 22,484 DM, or 12.5%, as compared to the year ended December 31, 1997. This increase in cost of operations resulted principally from increased operating cost directly attributable to the increase in Sales. Operating costs are comprised of principally disposal costs and transportation costs. These categories of cost increased proportionately with the increased production volume contributing to the increase in Sales. However, the Company was able to achieve reduced unit costs in these categories as a result of the increased unit volume.

General and administrative expenses for the year ended December 31, 1998 were 1,404,368 DM, an increase of 517,672 DM, or 58.4%, as compared to the year ended December 31, 1997. This increase in general and administrative expenses was due to increased lease costs resulting from the leasing and opening of the Landsberg facility and to staffing and labor expenses related to the increased production volume in the Company's recycling business. The Company also incurred increased general and administrative expenses as a result of increased marketing activities and additional professional services resulting from the Company's merger plans with ENTECS.

     As a result of the above factors, the operating loss for the year ended December 31, 1998 was 996,486 DM, an increase in the operating loss of 384,009 DM, or 62.7%, as compared to the year ended December 31, 1997.

     Interest income increased minimally for the year ended December 31, 1998 as compared to the previous year. Interest income was 19,668 DM for the year ended December 31, 1998 and was 19,190 DM for the year ended December 31, 1997.
Interest expenses for the year ended December 31, 1998 were 40,995 DM, a decrease of 5,723 DM, or 12.3%, compared to the previous year. This decrease was a result of the Company paying off a loan of 180,000 DM in early 1998.

     The Company incurred a loss of its unconsolidated subsidiary for the year ended December 31, 1998 of 49,000 DM. No such loss was incurred in the previous year. The loss of 49,000 DM of its unconsolidated subsidiary is a result of the Company reporting its share of losses of its investment in a subsidiary, T-Cycle Computer Service, a German company engaged in the dismantling and disposing of surplus electronic equipment in Germany. The Company had paid 49,000 DM for its investment in T-Cycle and accounted for this investment under the equity method of accounting. T-Cycle has filed for bankruptcy under German law.

     As a result of the above factors, the net loss for the year ended December 31, 1998 was 1,066,813, an increase of 426,808 DM, or 66.7%, as compared to the year ended December 31, 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Sales for the year ended December 31, 1997, were 423,300 DM, an increase of 129,486 DM, or 44.1%, as compared to the year ended December 31, 1996. Cost of operations for the year ended December 31, 1997, was 179,690 DM, an increase of 2,347 DM, or 1.3%, as compared to the year ended December 31, 1996. Gross Profit for the year ended December 31, 1997, was 274,219 DM, an increase of 157,748 DM, or 135.4%, as compared to the year ended December 31, 1996. These increases were primarily due to an increase in the number of sales persons employed by the Company from one manager/sales person to four full-time sales persons. Management believes that the increase in sales and the corresponding increase in gross profit is directly attributable to the increase in the number of persons engaged in marketing.

     General and administrative expenses for the year ended December 31, 1997, were 886,696 DM, an increase of 605,082 DM, or 214.9%, as compared to the year ended December 31, 1996. This increase was principally due to the increased costs both direct and indirect associated with the increase in the number of sales persons, and increased costs for staffing and equipping the Landsberg facility and bringing that facility into operation.

     As a result of these factors the operating loss for the year ended December 31, 1997, was (612,477) DM, an increase in the loss of 447,334 DM, or 270.9%, as compared to the year ended December 31, 1996. In addition, these factors resulted in a loss for the year ended December 31, 1997, of (640,005 DM) compared to a loss of (207,420 DM) for the year ended December 31, 1996, an increase in the loss of (432,585 DM).

Liquidity and Capital Resources

     The Company is currently experiencing a liquidity crisis and must raise additional funds. Further, the Company has not generated sufficient cash-flow to fund its operations and activities. The Company traditionally relied principally upon internally generated funds and loans from its principal shareholder and his wife to finance its operations and growth. During the six months ended June 30, 1997, the Company received 2,208,550 DM from an offering of its Common Stock conducted solely in Germany to German citizens. At March 31, 1998, the Company had working capital of 179,215 DM and cash of 386,775 DM. At December 31, 1998 the Company had negative working capital of 168,467 DM and cash had decreased to 166,970 DM. Further, the Company has a net deficit of 164,494 DM at December 31, 1998. Currently, the Company is borrowing funds from ENTECS to meet its working capital needs.

YEAR 2000 COMPLIANCE

     The Company does not anticipate any difficulties in year 2000 compliance. Management has been advised that all software programs that is is using are already programmed for Year 2000. In addition, the Company's software is also programmed to accept the New European currency - the EURO.

Item 7 - Financial Statements
-----------------------------

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     The officers and directors of Technical Environment Solutions, Inc. (the "Company") and key consultants are as follows:

Officers and Directors
----------------------
                                                           Tenure as Officer
    Name             Age           Position(s)               or Director
    ----             ---           -----------               -----------

Gerd Behrens          61          Chairman of the            June 21, 1994
                                  Board and President        to Present

Frank Behrens         32          Secretary                  March 3, 1995
                                  and a Director             to Present

Jutta Behrens         60          Treasurer                  March 3, 1995
                                  and a Director             to Present

Key Consultants
---------------

Karsten Behrens       31          Consultant                 October 1, 1996
                                                             to Present

Yvonne Marquard       29          Consultant                 February 1, 1997
                                                             to Present

     Gerd Behrens, Jutta Behrens, Frank Behrens, Karsten Behrens and Yvonne Marquard may be deemed to be "promoters" and "parents" of the Company within the meaning of the Rules and Regulations promulgated under the Securities Act.

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified. Gerd Behrens and Jutta Behrens are married to each other, and they are the parents of Frank Behrens and Karsten Behrens. Frank Behrens and Karsten Behrens are brothers. There are no other family relationships between any director or executive officer and any other director or executive officer. Set forth below is biographical information with respect to the Company's founders and promoters and each officer and director.

     Gerd  Behrens,  founder and  promoter,  has been  Chairman of the Board and
President of the Company since inception. Mr. Behrens holds a Diploma as a Businessman (Dipl. Kaufmann), which is roughly equivalent to a Bachelors Degree in Business Administration in the United States. Mr. Behrens has over 35 years of experience in business with a variety of firms and has served in a number of positions, including senior management positions, since 1989. From 1989 until the founding of the Company, Mr. Behrens was the managing director of Data Consult, a firm located in Munich, Germany, that purchased and sold used computers. Since the founding of the Company, Mr. Behrens has devoted substantially all of his time to the business and affairs of the Company.

     Frank Behrens has been Secretary and a director of the Company since March 3, 1995. Mr. Behrens is a graduate of Ludwig-Maximillians University in Munich in Geography and Economics. Mr. Behrens has served as a consultant to various firms, including the Company, since graduating from the University of Munich in 1995. Mr. Behrens' consulting services have related primarily to urban planning and development and the development of environmental management systems and organization structures and certain software tools for these systems. Mr. Behrens provided the Company with assistance in the writing and drafting of its business plan and offering materials that were used to raise funds from German investors and with the development of environmental management systems and organization structures and certain software tools for these systems.

     Jutta Behrens has been Treasurer and a director of the Company since March 3, 1995. Mrs. Behrens is a qualified industrial accountant and has since 1970 owned and operated her own firm which provides accounting services to businesses and individuals in Germany.

     Karsten Behrens has been a consultant to the Company and has acted as its legal counsel since October 1, 1996. Mr. Behrens is a graduate of Ludwig-Maximillians University in Munich in law. Mr. Behrens has completed the necessary post-graduate employment requirements and passed the necessary examinations to be licensed as a lawyer in Germany. He has provided the Company with legal services and with other management and consulting services. His principal consulting activities were focused upon providing the Company with assistance in the writing and drafting of its business plan and offering materials that were used to raise funds from German investors and in assisting the Company with various legal matters.

     Yvonne Marquard has been a consultant to the Company since February 1, 1997. Ms. Marquard assisted the Company with the placement of its Common Stock in Germany. Ms. Marquard founded her own firm--Yvonne Marquard Unternehmensberatung in 1997 to provide financial consulting services to various businesses. Prior to founding her own firm Ms. Marquard was employed by AURUM Vermoegensanlagen GmbH, a German financial services firm.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met.

Item 10 - Executive Compensation
--------------------------------

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended December 31, 1998, of the Company's executive officers, and to Karsten Behrens a consultant to the Company.

                                                                                    Long Term
                                                 Annual Compensation              Compensation
                                                 -------------------              ------------
                                                                  Other             Number of
    Name and              Fiscal            Salary/              Annual               Options
Principal Position         Year          Consulting Fees      Compensation            Awarded
------------------         ----          ---------------      ------------            -------
Gerd Behrens,              1998            15,500 DM              -0-                  -0-   (1)
President                  1997            57,600 DM              -0-                  -0-
and Director               1996            10,000 DM              -0-                  -0-

Jutta Behrens,             1998               -0-                 -0-                  -0-   (1)
Treasurer                  1997               -0-                 -0-                  -0-
and Director               1996               -0-                 -0-                  -0-

Frank Behrens,             1998               -0-                 -0-                  -0-   (1)
Secretary                  1997            40,250 DM              -0-                  -0-
and Director               1996               -0-                 -0-                  -0-

Karsten Behrens,           1998            12,255 DM              -0-                  -0-   (1)
Consultant                 1997            98,650 DM              -0-                  -0-
                           1996            3,150 DM               -0-                  -0-


-----------------------------
(1) No advances have been made or are contemplated by the Company to any of its officers or directors.

Employment and Consulting Agreements

     The Company has entered into an employment agreement with Gerd Behrens under which Mr. Behrens will be paid approximately 6,500 DM per month. Further, the Company has a consulting agreement with Jutta Behrens' accounting firm under which Mrs. Behrens' firm is paid 500 DM per month in exchange for providing the services of Jutta Behrens to the Company. Also, the Company has a consulting agreement with Frank Behrens' personal consulting firm, under which the firm will be paid 30 DM per hour for providing the services of Frank Behrens to the Company. Karsten Behrens serves on the board of directors of TES Oecon AG, and as such there is a consulting agreement with Karsten Behrens' personal consulting firm under which his firm is paid an hourly fee of 50 DM per hour for services as needed. Gerd Behrens devotes his full time and attention to the business and affairs of the Company. Frank Behrens is expected to devote approximately 30 hours per month on average to the business and affairs of the Company, with the expectation that as the Company requires more of Mr. Behrens' time and efforts he will devote more time to the Company with an appropriate increase in his compensation arrangements. Jutta Behrens is expected to devote such time as is necessary to maintain the Company's accounting records on a current basis. It is not anticipated that Mrs. Behrens will devote additional time to the Company, and as the Company's needs for accounting and bookkeeping increase, management believes that the Company will hire accounting and bookkeeping personnel directly to meet those needs. It is also anticipated that Mrs. Behrens will remain as the Treasurer until such time as the Company's business requires a full-time person, at which time it is expected that the Company will replace Mrs. Behrens with a qualified person. Karsten Behrens is expected to devote approximately 10 hours per month on average to the business and affairs of the Company, with the expectation that as the Company requires more of Mr. Behrens' time and efforts he will devote more time to the Company with an appropriate increase in his compensation arrangements.

     The  employment  and  consulting  agreements  between  the Company and Gerd
Behrens, Jutta Behrens, Frank Behrens and Karsten Behrens also contain an agreement to maintain confidentiality of trade secrets and other materials.

Compensation Pursuant to Plans

     Except as described below, the Company has no retirement, pension, profit sharing, stock option or insurance or medical reimbursement plans or programs covering its officers and directors, and does not contemplate implementing any such plans at this time.

     The Board of Directors of the Company has adopted a Stock Option Plan (the "Plan") which provides for the grant of options to purchase an aggregate of not more than 500,000 shares of the Company's Common Stock. The purpose of the Plan is to make options available to directors, management, key employees, consultants, and technical advisers of the Company in order to provide them with a more direct stake in the future of the Company and to provide them with additional rewards and incentives for contributing to the success of the Company.

     The Plan will be administered by a committee (the "Committee") appointed by the Board of Directors which determines the persons to be granted options under the Plan, the number of shares subject to each option, the term of the option, the manner in which the option may be exercised and the exercise price of each option, subject to the requirement that no option may be exercisable more than 10 years after the date of grant. The Committee will have the power to establish such other terms and conditions for options granted under the Plan as they determine are necessary and appropriate. No option granted under the Plan shall be transferable otherwise than by will or the laws of descent and distribution. The exercise price of stock options granted under the Plan will be established by the Board of Directors in their sole discretion and may be less than the fair market value of the underlying shares on the date of grant as determined by the Committee. The exercise price may be paid in cash or in Common Stock or a combination of cash and Common Stock.

     As of the date of this Report, no options have been granted under the Plan.

     Except  as  described  below  under  "Certain   Relationships  and  Related
Transactions," the Company paid no cash or non-cash compensation to any officer or director during the fiscal years ended December 31, 1995 and 1996.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the ownership of the Company's Common Stock by all officers and directors, individually, all officers and directors as a group, all beneficial owners of more than ten percent of the Common Stock as of December 31, 1998, and by one of the Company's consultants. Except as otherwise indicated, the following shareholders have sole voting and investment power with respect to the shares.

                                                                 Percent
Name and address                      Number of                     of
   of owner                            shares                      Class
   --------                            ------                      -----

Gerd Behrens                        1,500,000(1)                   28.7%
C/O TES GmbH
25 Impler Strasse,
Munich, 81371,
Germany

Frank Behrens                         600,000(2)                   11.5%
C/O TES GmbH
25 Impler Strasse,
Munich, 81371,
Germany

Jutta Behrens                       1,260,000(1)                   24.1%
C/O TES GmbH
25 Impler Strasse,
Munich, 81371,
Germany

Karsten Behrens                       850,000(2)                   16.3%
C/O TES GmbH
25 Impler Strasse,
Munich, 81371,
Germany

Yvonne Marquard                       240,000(3)                    4.6%
C/O TES GmbH
25 Impler Strasse,
Munich, 81371,
Germany

All officers and directors            3,360,000                    64.3%
as a group (3 persons)(4)

-----------------------

(1) Gerd and Jutta Behrens are husband and wife, and own these shares separately. As husband and wife each of them may be considered the beneficial owner of the shares held by the other.

(2) Frank Behrens and Karsten Behrens are brothers and are the sons of Gerd and Jutta Behrens. Gerd and Jutta Behrens disclaim beneficial ownership of the shares held by their sons.

(3) Yvonne Marquard has served as a consultant to the Company and has been paid consulting or finder's fees for her efforts in assisting the Company with its financing efforts. Ms. Marquard is the wife of Michael Marquard, who is an employee of the Company. Michael Marquard may be deemed to be the beneficial owner of these shares.

(4) Does not include 850,000 shares held by Karsten Behrens, because he is neither an officer or director of the Company.

     There  are  no  outstanding  options,   warrants,  or  rights  to  purchase
securities from the Company.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     In connection with the founding of the Company, Gerd Behrens acquired 4,500,000 shares of Common Stock of Technical Environment Solutions, Inc. (the "Company"). Subsequent to the founding and prior to the time that the Company raised any funds from outside directors, Mr. Behrens sold his wife, Jutta Behrens, and his sons, Karsten and Frank Behrens, 2,760,000 of these shares and sold Yvonne Marquard 240,000 of these shares. Mr. Behrens paid approximately 90,870 DM for his original 4,500,000 shares. The shares discussed in this paragraph have been adjusted to reflect a stock dividend issued in December, 1998.

     In addition, Jutta Behrens has loaned the Company approximately 141,250 DM. The initial loan was made on March 20, 1996, in the amount of 80,000 DM for a five-year term and bears interest at 9.25% per year. The second loan was made on September 10, 1996, in the amount of approximately 50,000 DM for a four year term and bears interest at 8% per year. The third loan was made on December 31, 1996, in the amount of approximately 11,200 DM for a four year term and bears interest at 8% per year. Further, Gerd Behrens loaned the Company approximately 100,000 DM in connection with the capitalization of TES Oecon AG, which was interest free until January 1, 1998. Subsequent to January 1, 1998, the loan bears interest at a rate of 6% per annum. The loan is due on December 31, 2001, subject to a right for the Company to extend the loan for an additional 5 years if necessary for economic reasons.

     In connection with the Company's financing efforts in Germany, the Company entered into an agreement with Yvonne Marquard under which Mrs. Marquard was paid a consulting or finder's fee based upon the difference between 20% of the gross proceeds raised and the amount of commission or fees actually paid to brokers or finders for the sale of the Company's securities. Ms. Marquard was paid approximately 86,533 DM under the terms of this agreement. Ms. Marquard is the wife of Michael Marquard, who is an employee of the Company.

     The Company also paid Frank Behrens consulting fees equal to 40,250 DM in connection with the writing and drafting of the Company's business plan and offering materials that were used to raise funds from German investors and with the development of environmental management systems and organization structures and certain software tools for these systems.

     The Company paid Karsten Behrens consulting fees equal to approximately 98,650 DM in connection with his performance of legal services for the Company and the writing and drafting of the Company's business plan and offering materials that were used to raise funds from German investors.

     Except as otherwise disclosed herein, there have been no related party transactions or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits

     There are no exhibits filed with this Annual Report

(b)      Reports on Form 8-K

     The Company filed a report on Form 8-K with the Commission on December 30, 1998 disclosing that the Company had entered into a Letter of Intent to effect a merger with Environmental Technologies and Software Solutions, Inc. in which the Company would be the surviving entity. The merger is expected to consummated no later than June 30, 1999. No other reports on Form 8-K were filed by the Company during its fourth quarter ended December 31, 1998.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Technical Environment Solutions, Inc.


We have audited the consolidated balance sheet of Technical Environment Solutions, Inc. as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Technical
Environment Solutions, Inc. as of December 31, 1998, and the results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.


                                           James E. Scheifley & Associates, P.C.
                                           Certified Public Accountants

Denver, Colorado
March 26, 1999

                      Technical Environment Solutions, Inc.
                           Consolidated Balance Sheet
                                December 31, 1998


                                      ASSETS
                                      ------
                                                          DM            US $
Current assets:
  Cash and cash equivalents                              166,970       100,162
  Accounts receivable, trade                              68,662        41,189
  Accounts receivable - other                             34,699        20,815
  Prepaid expenses                                        22,004        13,200
                                                      ----------    ----------
      Total current assets                               292,335       175,366

Property and equipment, at cost, net of
  accumulated depreciation of DM 102,469                 162,642        97,566

Investments                                               10,000         5,999
Note receivable - related party                           50,000        29,994
Other assets                                             300,000       179,964
                                                      ----------    ----------
                                                         814,977       488,888
                                                      ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Notes payable - banks                                   29,541        17,722
  Notes payable - others                                  80,000        47,990
  Accounts payable                                       102,536        61,508
  Accounts payable and accrued
   expenses - related parties                            115,928        69,543
  Accrued expenses                                       132,797        79,662
                                                      ----------    ----------
      Total current liabilities                          460,802       276,426

  Loans from shareholders                                230,000       137,972
  Advances from affiliated company                       288,669       173,167

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  5,244,830 shares issued and outstanding              2,260,155     1,355,822
 Accumulated deficit                                  (2,424,649)   (1,454,499)
                                                      ----------    ----------
                                                        (164,494)      (98,677)
                                                      ----------    ----------
                                                         814,977       488,888
                                                      ==========    ==========




          See accompanying notes to consolidated financial statements.


                                  Technical Environment Solutions, Inc.
                                  Consolidated Statements of Operations


                                                                    Years Ended December 31,
                                                        1997                  1998                  1998
                                                         DM                    DM                   US $
                                                    ----------            ----------            ----------

Sales                                                  347,213               610,056               365,960
Sales to related party                                  80,609                  --                    --
                                                    ----------            ----------            ----------
                                                       427,822               610,056               365,960

Cost of operations                                     179,690               202,174               121,280
                                                    ----------            ----------            ----------
Gross profit                                           248,132               407,882               244,680

Other costs and expenses:
  General and administrative                           652,519             1,305,774               783,308
  General and administrative - related parties         234,177                98,594                59,145
                                                    ----------            ----------            ----------
(Loss) from operations                                (638,564)             (996,486)             (597,772)

Other income and (expense):
  Interest income                                       19,190                19,668                11,798
  Losses of unconsolidates Subsidiary                     --                 (49,000)              (29,394)
  Interest expense - related party                     (18,100)              (24,418)              (14,648)
  Interest expense                                     (28,618)              (16,577)               (9,944)
                                                    ----------            ----------            ----------
                                                       (27,528)              (70,327)              (42,188)

(Loss) before income taxes                            (666,092)           (1,066,813)             (639,960)
Provision for income taxes                                --                    --                    --
                                                    ----------            ----------            ----------

Net (loss)                                            (666,092)           (1,066,813)             (639,960)
                                                    ==========            ==========            ==========


Earnings (loss) per share:
 Basic and diluted (loss) per share                      (0.40)                (0.61)                (0.37)
                                                    ==========            ==========            ==========

 Weighted average shares outstanding                 5,028,813             5,224,830             5,224,830
                                                    ==========            ==========            ==========



                          See accompanying notes to consolidated financial statements.


                                      Technical Environment Solutions, Inc.
                                    Consolidated Statement of Stockholders' Equity
                                       Years Ended December 31, 1998 and 1997


                                                     Common Stock                    Accumulated
                                              Shares              Amount                Deficit              Total
                                                                   DM                    DM                   DM

 Balance, December 31, 1996                 4,524,402              121,360             (691,744)            (570,384)

  Sale of stock for cash                      700,428            2,675,310            2,675,310
    less expenses of offering                    --               (536,515)            (536,515)

Net loss for the year                            --                   --               (666,092)            (666,092)
                                           ----------           ----------           ----------           ----------

 Balance, December 31, 1997                 5,224,830            2,260,155           (1,357,836)             902,319

Net loss for the year                            --                   --             (1,066,813)          (1,066,813)
                                           ----------           ----------           ----------           ----------

 Balance, December 31, 1998                 5,224,830            2,260,155           (2,424,649)            (164,494)
                                           ==========           ==========           ==========           ==========



                               See accompanying notes to consolidated financial statements.




                                Technical Environment Solutions, Inc.
                                Consolidated Statements of Cash Flows


                                                                            Years Ended December 31,
                                                                  1997              1998                1998
                                                                   DM                DM                  US $
                                                               --------          ----------            --------
Net (loss)                                                     (666,092)         (1,066,813)           (639,960)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                                  12,521              44,047              26,423
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                   56,190             (68,662)            (41,189)
    (Increase) decrease in prepaid expenses                     (32,269)             14,350               8,608
    (Increase) decrease in other assets                         (37,935)             40,344              24,202
    Increase (decrease) in accounts payable and
        accrued expenses including related parties               91,045             142,817              85,673
                                                             ----------          ----------          ----------
       Total adjustments                                         89,552             172,896             103,717
                                                             ----------          ----------          ----------
  Net cash (used in) operating activities                      (576,540)           (893,917)           (536,243)
                                                             ----------          ----------          ----------

Cash flows from investing activities:
   Advance to affiliate                                        (363,250)               --                  --
   Repayment of affiliate advance                                  --               250,000             149,970
   Long-term lease deposit                                     (300,000)               --                  --
   Increase in note receivable                                  (50,000)               --                  --
   Purchase of fixed assets                                    (109,624)            (88,323)            (52,983)
                                                                                 ----------          ----------
Net cash provided by (used in) investing activities            (822,874)            161,677              96,987
                                                             ----------          ----------          ----------

Cash flows from financing activities:
   Advances from affiliated company                                --               370,200             222,076
   Proceeds from sale of common stock                         2,138,795                --                  --
   Decrease in deferred financing fees                           19,145                --                  --
   Repayment of notes payable - bank                            (22,766)           (168,257)           (100,934)
   Repayment of stockholder advances                             (6,900)             (4,300)             (2,579)
   Repayment of convertible notes                               (20,000)            (10,000)             (5,999)
                                                             ----------          ----------          ----------
  Net cash provided by
   financing activities                                       2,108,274             187,643             112,563
                                                             ----------          ----------          ----------

Increase (decrease) in cash                                     708,860            (544,597)           (326,693)
Cash and cash equivalents,
 beginning of period                                              2,707             711,567             426,855
                                                                                 ----------          ----------
Cash and cash equivalents,
 end of period                                                  711,567             166,970             100,162
                                                             ==========          ==========          ==========





                             See accompanying notes to consolidated financial statements.


                      Technical Environment Solutions, Inc.
                      Consolidated Statements of Cash Flows


                                                      Years Ended December 31,
                                                    1997      1998     1998
                                                     DM        DM       US $

Supplemental cash flow information:
   Cash paid for interest                             --      33,219    19,927
   Cash paid for income taxes                         --        --        --


          See accompanying notes to consolidated financial statements.

                      Technical Environment Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1998


Note 1.  Summary of significant accounting policies.

Technical Environment Solutions, Inc. and subsidiaries (the "Company) is in the business of recycling surplus and obsolete electronic equipment. The Company's operations to date have been carried out solely within Germany by its wholly owned subsidiaries Technical Environment Solutions GmbH, (TES GmbH)and TES Oecon AG, formed in 1997 These operations consist of dismantling and disposing of electronic equipment secured from customers. The Company has used independent recycling companies to complete the disposal process, however, during 1997, the Company secured plant facilities necessary to begin certain processing functions on its own. TES Oecon AG, a wholly owned subsidiary, plans to establish a technical school for training electronic recycling workers for itself and others. During February 1998, the Company acquired a 49% ownership interest in T-Cycle Computer Service and Verwertungs GmbH, a German company engaged in dismantling and disposing of surplus electronic equipment in Germany.

The Company was incorporated in Colorado on June 21, 1994.

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The Company maintains its financial records in accordance with the German Commercial Code, which represents generally accepted accounting principles in Germany ("German GAAP"). Generally, accepted accounting principles in Germany vary in certain significant respects from U.S. GAAP. Accordingly, the Company has recorded certain adjustments in order that these financial statements be in accordance with U.S. GAAP.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of and for the year ended December 31, 1998 have been translated into United States dollars. ("U.S. $") at the rate of DM 1.667 per U.S. $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1998. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

     Principles of consolidation
The  consolidated  statements  include  the  accounts  of the  Company  and  its
wholly-owned   subsidiaries.   All   significant   inter-company   accounts  and
transactions have been eliminated in consolidation.

     Cash and cash equivalents
The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents and accounts receivable and payable. The carrying amounts of such financial instruments approximate fair value because of the short maturity of these instruments.

     Property and equipment
Property and equipment are stated at cost. Depreciation is provided for using the straight line method over estimated useful lives of five to seven years for equipment and the remaining lease term for leasehold improvements. Depreciation expense amounted to DM 44,047 and DM 12,521 for the years ended December 31, 1998 and 1997, respectively.

     Revenue recognition
Revenue is recorded when services are performed. Sales amounts included in the foregoing Consolidated Statement of Operations consist of gross contract amounts paid to the Company by its customers for the removal of recyclable materials.

     Advertising
Advertising expenses are charged to expense upon first showing. The Company incurred advertising expense of DM 9,000 and DM 109,865 during the years ended December 31, 1998 and 1997 respectively.

     Net loss per share
Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

     Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur in the near term.

     Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996.

Upon adoption of FAS 123, the Company when required will continue to measure compensation expense for any stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

     Recent Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective January 1, 1998, the Company adopted SOP 98-1. Costs capitalized by the Company during the year ended December 31, 1998 in accordance with these guidelines were not significant.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has operated in one business segment only.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position. The Company has not initiated benefit plans to date which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.


Note 2. Investments

During July 1995, the Company invested DM 10,000 in Okologik AG, a German company engaged in the production and conservation of energy by alternative means. The Company's 1,334 shares represent less than 2% of total shares outstanding. As yet, no market exists for the stock and the Company has accounted for its investment at cost.

Note 3. Notes payable and long-term debt

Notes payable - banks at December 31, 1998 consists of a bank line of credit having a balance at December 31, 1998 of DM 29,541. The line of credit bears interest at 10.75% per annum and had DM 20,459 additional credit available at that date. The Company also had a term loan with the bank having a remaining principal balance due at December 31, 1997 of DM 180,050. The term loan was paid in full on February 28, 1998.

During 1995, the Company sold DM 210,000 of convertible debentures to thirteen individual investors in Germany. The debentures bear interest at 10.75% per annum and are due in March 1999. The debentures were to be convertible into shares of the Company's common stock, however, none were converted. During 1996, DM 100,000 plus accrued interest was repaid to certain of the investors. An additional DM 20,000 plus accrued interest was repaid in 1997. During January 1998, an additional DM 10,000 was repaid.

Note 4.  Income taxes.

At December 31, 1997 the Company had approximately DM 2,396,000 of unused net operating loss deductions in Germany that may be carried forward indefinitely.

A valuation allowance of DM 1,198,000 was provided at December 31, 1998 for net operating loss carryforwards which more likely than not will not be utilized in the foreseeable future. The valuation reserve increased by approximately DM
533,000 and DM 320,000 during the years ended December 31, 1998 and 1997, respectively.

Note 5. Commitments and contingencies

The Company is obligated for non-cancelable operating lease payments with initial terms exceeding one year relating to office space and warehouse space. The lease agreements require future minimum lease payments as follows:

                Year Ending December 31,         Amount
                1999                            268,260
                2000                            272,220
                2001                            287,820
                2002                            147,420
                2003                             90,840
                                               --------
                                              1,066,560

In connection with the lease, the Company paid a DM 300,000 refundable deposit to guarantee performance of the lease and to secure a purchase option for the building. The lease contract includes a purchase option whereby the Company may acquire the property for DM 2,200,000 if the option is exercised before December 31, 2000. The deposit is included in other assets in the accompanying balance sheet. The deposit may be fully offset against the purchase price of the building, however should the purchase option expire unexercised, the deposit will be reduced by DM 90,000.

The Company has accrued DM 22,500 of additional rent during the year ended December 31, 1998 and will continue making annual accruals through the end of the option period to provide for the possible impairment of the deposit amount.

Rent expense in 1998 and 1997 was DM 270,420 and DM 49,020, respectively.

The Company has entered into employment contract with its president which provides for an annual salary of DM 96,000 per year through June 1999.


Note 6. Related party transactions

A shareholder of the Company who is also wife of the Company's president made loans aggregating DM 130,000 to the Company during the year ended December 31, 1996. The loans bear interest at between 8% and 9.25% per annum and are due DM 80,000 in 2000 and DM 50,000 in 2001 plus accrued interest.

Additionally, during 1993, the shareholder advanced DM 25,000 to the Company of which DM 6,900 was repaid in each of the years 1995 through 1997 with the balance of DM 4,300 repaid during 1998.

Additionally, during 1996, the Company's president and major shareholder advanced DM 100,000 to the Company's German subsidiary. The amount bears interest at 6% per annum beginning January 1, 1998 and the interest is due at the end of each calendar year. The loan principle is due in full on December 31, 2001.

The Company's president and major shareholder is president and a shareholder of ENTECS, Inc. a Colorado corporation formed in May 1997 to exploit patent rights to a concrete recycling system and related equipment. The Company paid a deposit of DM 250,000 for the rights to use the concrete system and subsequently transferred the rights to ENTECS in exchange for a short term note. The advance was paid in full during 1998. Additionally, ENTECS made advances to the Company aggregating DM 370,200 during the year ended December 31, 1998. The advances bear interest at 6% per annum and are due after ten years.

Additionally, during 1997, the Company made working capital advances to ENTECS of DM 50,000 and paid DM 86,250 of costs associated with the operations of ENTECS. The working capital advance bears interest at 8% per annum and was repaid DM 23,000 in 1997 and DM 27,000 plus accrued interest of $1,682 in January 1998.

The balance of the long term notes due ENTECS net of the amounts due from ENTECS amounted to DM 288,669 at December 31, 1998 and comprises the balance of advances from affiliated company included in the accompanying balance sheet.

During the year ended December 31, 1997, the Company advanced DM 50,000 to a German entity called Arbeit fur Alle e.V. (AFA). The note bears interest at 8% per annum and was originally due in installments of DM 10,000 at the end of each calendar year beginning in 1998. The payments have been extended to begin in 1999. Certain officer/shareholders of the Company have a direct ownership interest in AFA. Interest accrued as of December 31, 1998 with respect to the loan amounted to DM 6,600.

During the year ended December 31, 1998 the Company paid an aggregate of DM 98,594 to two officer/shareholders for consulting services provided to the Company.


Note 7. Stockholders' equity

During the periods covered by these financial statements the Company issued securities in reliance upon an exemption from registration with the Securities and Exchange Commission. Although the Company believes that the sales did not involve a public offering and that it did comply with the exemptions from registration, it could be liable for rescission of said sales if such exemption was found not to apply. The Company has not received a request for rescission of shares nor does it believe that it is probable that its shareholders would pursue rescission nor prevail if such action were undertaken

On December 31, 1998 the Company effected a stock dividend whereby each holder of the Company's outstanding common stock received an additional two shares for each share held. The Company has accounted for the dividend as a three share for one share forward stock split and consequently, all share and per share data in the foregoing financial statements and notes thereto have been restated to reflect the dividend.

During 1997, the Company commenced a private sale of its common stock to a limited group of investors in Germany. The Company sold 700,428 shares of its common stock for gross proceeds of DM 2,675,310 and incurred direct expenses of the offering amounting to DM 536,515.

The Company has established a stock option plan for directors, management, key employees, consultants and technical advisers whereby an aggregate of 500,000 options to purchase common stock of the Company may be granted. The grant price of the options will be equal to the market price for the Company's common stock at the date the options are granted. No options have been granted under the plan through the date of these financial statements.


Note. 8. Concentrations and information about major customers

During 1998 and 1997, all of the Company's revenue from recycling operations was derived from sales within Germany. During 1998, the Company had one major customer, Nutzel/Logosys GmbH which accounted for 10% of its sales. During 1997, the Company had four major customers, Allianz Versicherungs AG, Bayerische Landesbank, Hewlett Packard GmbH and Philips GmbH whose purchases from the Company each accounted for greater than 10% of the Company's sales.

No amounts were due from these customers at December 31, 1998.

Note 9. Operations of unconsolidated subsidiary

During February 1998, the Company acquired a 49% ownership interest in T-Cycle Computer Service and Verwertungs GmbH, a German company engaged in dismantling and disposing of surplus electronic equipment in Germany. The Company paid DM49,000 for its investment in T-Cycle and has accounted for the investment using the equity method of accounting. Accordingly, the Company has recognized its share of the losses of T-Cycle for the period ended December 31, 1998, which amounted to DM 49,000, as a reduction of its investment in the company. T-Cycle has filed for protection under German bankruptcy laws. The Company does not believe that it is contingently liable for any outstanding debts of T-Cycle.


Note 10. Correction of prior year financial statement

The financial statements for the year ended December 31, 1997 have been corrected to reflect an adjustment to the commission earned by the Company on the sale of the BRS license technology to ENTECS. The commission has been reduced by DM 26,087 of German value added tax (VAT) associated with the transaction. The adjustment increased the net loss for 1997 by DM 26,087 or DM
 .0 per share.


Note 11. Proposed merger.

On October 30, 1998 TES and ENTECS entered into a definitive agreement and plan of merger (the "Agreement") providing for the merger of ENTECS with and into TES. Under the terms of the Agreement, which was approved by the Board of Directors of both TES and ENTECS, the holder of ENTECS Common Stock will receive
5.7 shares of TES Common Stock for each of its outstanding shares. The Company plans to account for the merger as a reorganization of companies under common control. The accounting for the merger is expected to be similar to that of a pooling of interests.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Environmental Technologies and Software Solutions, Inc.

We have audited the consolidated balance sheet of Environmental Technologies and Software Solutions, Inc. as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Environmental Technologies and Software Solutions, Inc. as of December 31, 1998, and the results of its operations and cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.


                                         James E. Scheifley & Associates, P.C.
                                         Certified Public Accountants

Denver, Colorado
April 2, 1999

             Enviornmental Technologies and Software Solutions, Inc.
                           A Development Stage Company
                           Consolidated Balance Sheet
                                December 31, 1998


                                     ASSETS
                                     ------

                                                          DM              US $
Current assets:
  Cash and cash equivalents                              393,080        235,801
  Accounts receivable                                      2,230          1,338
  Inventory                                              120,000         71,986
  Prepaid expenses                                        56,152         33,684
                                                      ----------     ----------
      Total current assets                               571,462        342,809

Property and equipment, at cost, net of
  accumulated depreciation of DM 24,758                  544,442        326,600

Due from affiliated company                              288,669        173,166
License rights                                         1,123,126        673,741
                                                      ----------     ----------
                                                       2,527,699      1,516,315
                                                      ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                       135,552         81,314
  Due to related parties                                 225,000        134,974
  Accrued expenses                                        76,884         46,120
  Accrued expenses - related parties                     212,769        127,636
                                                      ----------     ----------

      Total current liabilities                          650,205        390,044


Stockholders' equity:
 Common stock, no par value,
  50,000,000 shares authorized,
 1,465,182 shares issued and outstanding               3,600,826      2,160,064
 Deficit accumulated during development stage         (1,723,332)    (1,033,793)
                                                      ----------     ----------
                                                       1,877,494      1,126,271
                                                      ----------     ----------
                                                       2,527,699      1,516,315
                                                      ==========     ==========




          See accompanying notes to consolidated financial statements.


                            Enviornmental Technologies and Software Solutions, Inc.
                                        A Development Stage Company
                                    Consolidated Statements of Operations
                                    Years Ended December 31, 1997 and 1998

                                                                                                                   Inception
                                                                                                                       to
                                                                                                                  September 30,
                                                        1997                  1998                  1998             1998
                                                         DM                    DM                   US $              DM
                                                     ----------            ----------            ----------       ------------
Revenues                                                   --                  69,369                41,613           69,369

Other costs and expenses:
  Cost of goods and services                               --                  14,004                  --             14,004
  General and administrative                            256,114             1,231,359               738,668        1,487,473
  General and administrative - related parties           87,500               217,656               130,567          305,156
                                                     ----------            ----------            ----------        ---------
(Loss) from operations                                 (343,614)           (1,393,650)             (827,622)      (1,737,264)

Other income and (expense):
  Interest income                                           783                11,066                 6,638           11,849
  Interest income - related parties                                             7,515                 4,508            7,515
  Interest expense - related parties                                           (1,682)               (1,009)          (1,682)
  Interest expense                                       (1,794)                 (484)                 (290)          (2,278)
                                                     ----------            ----------            ----------        ---------
                                                         (1,011)               16,415                 9,847           15,404

(Loss) before income taxes                             (344,625)           (1,377,235)             (817,775)      (1,721,860)
Provision for income taxes                                 --                  (1,472)                 --             (1,472)
                                                     ----------            ----------            ----------       ----------

Net (loss)                                             (344,625)           (1,378,707)             (817,775)      (1,723,332)
                                                     ==========            ==========            ==========       ==========

Earnings (loss) per share:
 Basic and diluted (loss) per share                       (0.33)                (0.99)                (0.59)           (1.33)
                                                     ==========            ==========            ==========       ==========

 Weighted average shares outstanding                  1,033,751             1,387,134             1,387,134        1,298,376
                                                     ==========            ==========            ==========       ==========





                             See accompanying notes to consolidated financial statements.


                                   Enviornmental Technologies and Software Solutions, Inc.
                                                   A Development Stage Company
                                        Consolidated Statement of Stockholders' Equity
                                             Year Ended December 31, 1998 and 1997


                                                         Common Stock                   Accumulated
                                                   Shares               Amount            Deficit             Total
                                                                          DM                DM                 DM
 Balance at inception                                  --                 --                 --                 --

 Shares issued at inception for service
  in May 1997 at $.003 per share                  1,090,000              3,685              3,685

 Shares issued for services:
    July 1997 at DM12.54 per share                      800             10,035             10,035
    August 1997 at DM12.54 per share                  8,200            102,861            102,861

 Sale of stock for cash:
    June 1997 at DM12.07 per share                    1,750             21,131             21,131
    July 1997 at DM11.62 per share                   43,290            503,164            503,164
    August 1997 at DM12.00 per share                 24,264            291,059            291,059
    September 1997 at DM12.50 per share              25,100            313,719            313,719
    October 1997 at DM12.09 per share                14,750            178,375            178,375

    Less expenses of offering                      (422,759)          (422,759)

Net loss for the year                                  --                 --             (344,625)          (344,625)
                                                 ----------         ----------         ----------         ----------

 Balance, December 31, 1997                       1,208,154          1,001,269           (344,625)           656,644

 Sale of stock for cash:
    January 1998 at DM12.31 per share                19,465            239,684            239,684
    February 1998 at DM12.22 per share               40,170            490,851            490,851
    March 1998 at DM12.18 per share                  15,400            187,588            187,588
    April 1998 at DM12.43 per share                  13,970            173,668            173,668
    May 1998 at DM12.23 per share                    38,650            472,683            472,683
    June 1998 at DM11.50 per share                  107,143          1,231,242          1,231,242
    July 1998 at DM12.72 per share                   22,230            282,630            282,630

    Less expenses of offering                      (478,789)          (478,789)

Net loss for the year                                  --                 --           (1,378,707)        (1,378,707)
                                                 ----------         ----------         ----------         ----------

 Balance, December 31, 1998                       1,465,182          3,600,826         (1,723,332)         1,877,494
                                                 ==========         ==========         ==========         ==========


                                   Enviornmental Technologies and Software Solutions, Inc.
                                                 A Development Stage Company
                                            Consolidated Statement of Cash Flows
                                           Years Ended December 31, 1997 and 1998
                                                                                                                 Inception
                                                                                                                    to
                                                                                                                September 30,
                                                               1997              1998              1998            1998
                                                                DM                DM                US $             DM
                                                            ---------        ----------         ---------       -------------

Net (loss)                                                   (344,625)       (1,378,707)         (827,059)       (1,723,332)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
Depreciation and amortization                                  72,916           183,716           110,208           256,632
   Interest added to affiliate loan                             1,682            81,531            48,909            83,213
   Loss on transfer of machinery                                 --              16,556             9,932            16,556
   Expenses incurred by affiliate                              53,763              --                --              53,763
   Expenses added to related party loans                       87,500              --                --              87,500
   Common stock issued for services                           116,581              --                --             116,581
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable               (101,134)           98,904            59,331            (2,230)
    (Increase) decrease in prepaid expenses                      --             (56,152)          (33,684)          (56,152)
    (Increase) decrease in deposits                            (5,400)            5,400             3,239              --
    Increase (decrease) in accounts payable and                  --
        accrued expenses                                      555,041          (129,836)          (77,886)          425,205
                                                           ----------        ----------        ----------        ----------
       Total adjustments                                      780,949           200,119           120,047           981,068
                                                           ----------        ----------        ----------        ----------
  Net cash (used in) operating activities                     436,324        (1,178,588)         (707,011)         (742,264)
                                                           ----------        ----------        ----------        ----------

Cash flows from investing activities:
   Purchase of license rights                                (568,750)          (25,000)          (14,997)         (593,750)
   Advance to affiliated company                                 --            (370,200)         (222,076)         (370,200)
   Purchase of fixed assets                                  (553,042)         (152,714)          (91,610)         (705,756)
                                                           ----------        ----------        ----------        ----------
Net cash provided by (used in)
 investing activities                                      (1,121,792)         (547,914)         (328,683)       (1,669,706)
                                                           ----------        ----------        ----------        ----------

Cash flows from financing activities:
   Proceeds from loan from affiliate                           27,000              --                --              27,000
   Repayments to affiliated companies                            --            (418,695)         (251,167)         (418,695)
   Repayments to related parties                                 --            (287,500)         (172,466)         (287,500)
   Proceeds from sale of common stock                         884,688         2,599,557         1,559,422         3,484,245
                                                           ----------        ----------        ----------        ----------
  Net cash provided by
   financing activities                                       911,688         1,893,362         1,135,790         2,805,050
                                                           ----------        ----------        ----------        ----------

Increase (decrease) in cash                                   226,220           166,860           100,096           393,080
Cash and cash equivalents,
 beginning of period                                             --             226,220           135,705              --
                                                           ----------        ----------        ----------        ----------
Cash and cash equivalents,
 end of period                                                226,220           393,080           235,801           393,080
                                                           ==========        ==========        ==========        ==========

                              See accompanying notes to consolidated financial statements.


             Enviornmental Technologies and Software Solutions, Inc.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1997 and 1998


                                                  1997         1998      1997
                                                   DM           DM        US $
                                                 -------     --------   -------

Supplemental cash flow information:
   Cash paid for interest                             --        --        --
   Cash paid for income taxes                         --        --        --

Non-cash investing and financing activities:
   License rights acquired for debt              761,250        --        --





          See accompanying notes to consolidated financial statements

             Environmental Technologies and Software Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1998


Note 1.  Summary of significant accounting policies.

Environmental Technologies and Software Solutions, Inc. and subsidiariy (the "Company) is in the business of recycling and disposal of waste materials, development and construction of new technologies in the environmental area as well as development, production and sale of software programs for environmental and recycling solutions and to engage in any other lawful purpose and business.

The Company's operations to date have been carried out solely within Germany by its wholly owned subsidiaries, ENTECS Umwelttechnik GmbH, (ENTECS GmbH) and ENTECS Software and Umwelttechnik GmbH, (Software GmbH) formed in March 1998.

The Company was incorporated in Colorado on May 9, 1997. The Company has recorded limited sales during the periods presented and is considered to be in its development stage.

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The Company maintains its financial records in accordance with the German Commercial Code, which represents generally accepted accounting principles in Germany ("German GAAP"). Generally, accepted accounting principles in Germany vary in certain significant respects from U.S. GAAP. Accordingly, the Company has recorded certain adjustments in order that these financial statements be in accordance with U.S. GAAP.

Solely for the convenience of the reader, the accompanying consolidated financial statements as of and for the year ended December 31, 1998 have been translated into United States dollars. ("U.S. $") at the rate of DM 1.667 per U.S. $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1998. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.


     Principles of consolidation
The  consolidated  statements  include  the  accounts  of the  Company  and  its
wholly-owned   subsidiaries.   All   significant   inter-company   accounts  and
transactions have been eliminated in consolidation.

     Cash and cash equivalents
The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents and accounts receivable and payable. The carrying amounts of such financial instruments approximate fair value because of the short maturity of these instruments.

     Property and equipment
Property and equipment are stated at cost. Depreciation is provided for using the straight line method over estimated useful lives of five to seven years for equipment and the remaining lease term for leasehold improvements. No depreciation expense has been recorded for the year ended December 31, 1997 on the Company's machinery and equipment had not been placed in service. Depreciation expense for the year ended December 31, 1998 amounted to DM 24,758.

     Intangible assets
The Company has purchased certain licenses for the use of technology to be used in its planned business activities (see Note 2). The licenses are amortized using the straight line method over the term of the license beginning in 1997. Amortization for the years ended December 31, 1998 and 1997 amounted to DM 158,958 and DM 72,916, respectively.

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 1998 and 1997 fiscal years.

     Revenue recognition
Revenue is recorded when goods are shipped or services are performed. Sales returns and allowances are recorded after returned goods are received and inspected. The Company expects to begin sales of its products in 1998 and plans to provide currently for estimated product returns arising therefrom.

     Advertising
Advertising expenses are charged to expense upon first showing. The Company incurred DM 75,815 DM 1,173 of advertising expense during 1998 and 1997, respectively.

     Net loss per share
Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

     Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur in the near term.

     Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of operations.

Upon adoption of FAS 123, the Company when required will continue to measure compensation expense for any stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

     Recent Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes.

To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective January 1, 1998, the Company adopted SOP 98-1. Costs capitalized by the Company during the year ended December 31, 1998 in accordance with these guidelines were not significant.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has operated in one business segment only.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position. The Company has not initiated benefit plans to date which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.


Note 2. Intangible assets

Intangible assets consist of two licenses for the use of recycling technology and a software license. One of the licenses (Benton Recycling System (BRS)) has been purchased from an affiliated company which had purchased the license during March 1997 from an individual who, concurrently with the purchase by the Company in September 1997, became a director of the Company. The license grants the Company the right to use patented technology for the recycling of waste concrete for a fifteen year period. The Company paid an aggregate of DM 625,000 for the license of which DM 250,000 was due to the affiliated company at December 31, 1997. This amount was paid to the affiliated company during 1998. During 1998, the Company accrued DM 155,168 for continuing consulting services provided by the director. This amount is included in accrued expenses - related parties at December 31, 1998.

Additionally, a royalty of 6% of net sales derived from the licensed technology is specified in the purchase contract. The BRS patents consists of a registered process and a patent for the construction of the corresponding machines which are based on the BRS technology. This patent has been filed for European and international rights however, it has not yet been registered.

The license excludes Asia and the United States of America, however in these areas the Company has a first right of refusal for purchase of the technology.

During the year ended December 31, 1998, due to operational problems experienced with the machine, the Company suspended payment of consulting fees to the director and the director has threatened litigation to enforce performance under the contract. Should the litigation begin, the Company intends to file a counterclaim for breach of the license agreement. At December 31, 1998, the Company has accrued the full amount due under the license agreement. The Company believes that its rights under the license agreement have not been impaired and that modifications to the equipment design will not be significant and may be effected by a qualified design engineer other than the director.

The second license (UWAS license, which covers two patents no. EPO 383227 and EPO 383229 which relate to an artificial peat production system) has been purchased from an affiliated company which had purchased the license during 1997 from an unaffiliated German corporation. A significant shareholder of the unaffiliated corporation, concurrently with the purchase by the Company in September 1997, became a director of the Company. The Company paid an aggregate of DM650,000 for the license of which DM 250,000 was due to the affiliated company at December 31, 1998. The process patents for an artificial peat production system have been registered during May 1993 and May 1992. The contract expires with the expiration of the patent which, according to German law normally expires 20 years after registration.

The amortization for the licenses has been calculated on basis of useful lives of 10 years for the process licenses and 2 years for the software license which the Company has determined to be appropriate amortization periods for the licenses using the straight line method. The total amortization for the years ended December 31, 1998 and 1997 amounted to DM 158,958 and DM72,916, respectively.


Note 3.  Income taxes.

At December 31, 1998 the Company had approximately DM 1,700,000 of unused net operating loss deductions in Germany that may be carried forward indefinitely.

A valuation allowance of DM 500,000 was provided at December 31, 1998 for net operating loss carryforwards which more likely than not will not be utilized in the foreseeable future.

Note 4. Commitments and contingencies

The Company occupies its administrative offices pursuant to a short term lease with TES, an affiliated company. Rent expense in 1998 and 1997 was DM 62,488 and DM 7,200, respectively.

The Company has entered into employment contract with its general manager of ENTECS GmbH which provides for an annual salary of DM 51,000 per year through June 1999 and provides for a management bonus of 5% of pre tax profits of the subsidiary.


Note 5. Related party transactions

The Company's president and major shareholder is president and a shareholder of TES, Inc., a Colorado corporation formed in June 1994. TES, Inc. paid a deposit of DM 250,000 and additional payments of DM 86,250 for the rights to use the concrete recycling system and subsequently transferred the rights to the Company in exchange for a short term note. During 1998 the note was paid in full. Additionally, the Company made advances to TES aggregating DM 370,200 during the year ended December 31, 1998. The advances bear interest at 6% per annum and are due after ten years.

Additionally, during 1997, the Company received working capital advances from TES of DM 50,000 and TES paid DM 53,763 of costs associated with the Company's capital raising activities. The working capital advance bears interest at 8% per annum and was repaid DM 23,000 in 1997 and DM 27,000 was repaid in January 1998.

The net balance of working capital advances, accrued interest and payment of the Company's costs amounted less payments by TES of costs associated with the BRS license in 1997 comprises the balance of amounts due affiliated company included in the accompanying balance sheet of DM 288,669.

During the year ended December 31, 1997, the Company incurred costs associated with its organization and financing activities amounting to DM 87,500. The costs are for services provided by two of the Company's directors and significant shareholders pursuant to contractual arrangements. This amount in included in general and administrative costs - related parties and amounts due to related parties in the foregoing financial statements.

Additionally, in 1998 and 1997, a significant shareholder and director received DM 146,525 and DM 48,486, respectively in commissions related to the sale of the Company's securities. This amount has been included in offering expenses in the accompanying statement of stockholders' equity.

The Company's president who is a director and significant shareholder receives a monthly salary of DM 8,000 of which DM 57,600 was unpaid as of December 31, 1998. This amount is included in accrued expenses - related parties in the accompanying balance sheet.


Note 6. Stockholders' equity

During the periods covered by these financial statements the Company issued securities in reliance upon an exemption from registration with the Securities and Exchange Commission. Although the Company believes that the sales did not involve a public offering and that it did comply with the exemptions from registration, it could be liable for rescission of said sales if such exemption was found not to apply. The Company has not received a request for rescission of shares nor does it believe that it is probable that its shareholders would pursue rescission nor prevail if such action were undertaken

At inception, the Company issued an aggregate of 1,090,000 shares of its common stock to five German citizens for services provided in connection with the formation of the Company valued at DM 3,685.

During July and August 1997, the Company issued an aggregate of 9,000 shares of its common stock to two German citizens for services provided to the Company. The shares were issued at DM 12.54 per share which is considered to be their fair value based on the contemporaneous sale of the Company's shares for cash.

During June 1997, the Company commenced a private sale of its common stock to a limited group of investors in Germany. The Company sold 109,154 shares of its common stock for gross proceeds of DM 1,307,448 and incurred direct expenses of the offering amounting to DM 422,759. The shares were offered at a price of $7.00 US per share. During 1998 the Company continued the private sale of its common stock and sold an additional 257,028 shares for gross proceeds of DM 3,078,346. Certain shares of the private offering were purchased by a German stock brokerage firm at a discounted price net of the brokers agreed upon 17% sales commission. The discount amounted to DM 91,813 and has been accounted for as an additional expense of the offering. Direct expenses related to the 1998 stock sales amounted to DM 570,601 including the discount described above.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL DATA

     The following unaudited pro forma condensed combined statements of operations of Technical Environment Solutions, Inc. gives effect to the proposed merger of TES and ENTECS as if such transaction occurred at the beginning of each period presented. The unaudited pro forma condensed combined statement of operations for the year ended December 31, 1998 is derived from the audited statements of operations of TES and ENTECS.

     The unaudited pro forma condensed combined balance sheet at December 31, 1998 gives effect to the proposed Merger of TES and ENTECS as if such transaction occurred on December 31, 1998. The unaudited pro forma condensed combined balance sheet is derived from the historical balance sheet of TES and ENTECS as of December 31, 1998.

     The unaudited pro forma condensed combined financial data do not reflect the effects of any anticipated changes to be made by TES in its operations from the historical operations, are presented for informational purposes only and should not be construed to be indicating (i) the results of operations or the financial position of TES that actually would have occurred had the proposed merger been consummated as of the dates indicated or (ii) the results of operation or the financial position of TES in the future.

     The following pro forma condensed combined financial data and notes are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operation," the consolidated financial statements and notes thereto of TES and ENTECS and other historical information included elsewhere in this filing.


                       Technical Environment Solutions, Inc. / Environmental Technologies and Software Solutions, Inc.
                                     Pro Forma Combined Condensed Balance Sheet
                                              As of December 31, 1998
                                                    (Unaudited)

                                                                       Pro Forma     Pro Forma
                                               TES         ENTECS     Adjustments    Combined
                                               DM            DM           DM            DM
Assets
Current Assets:
 Cash                                        166,970       393,080          --         560,050
 Accounts receivable                         103,361         2,230          --         105,591
 Inventory                                         0       120,000          --         120,000
 Prepaid expenses                             22,004        56,152          --          78,156
                                          ----------    ----------    ----------    ----------
Total current assets                         292,335       571,462          --         863,797

Property and equipment, net                  162,642       544,442          --         707,084

Investments                                   10,000          --            --          10,000
Note receivable - non current                 50,000          --          50,000
Intangible assets                               --       1,123,126     1,123,126
Due from affiliated company                     --         288,669      (288,669)(3)       --
Other assets                                 300,000          --         300,000
                                          ----------    ----------    ----------    ----------
                                             814,977     2,527,699      (288,669)    3,054,007
                                          ==========    ==========    ==========    ==========
Liabilities and stockholders'
 equity Current liabilities:
Notes payable - banks                         29,541          --          29,541
Notes payable - others                        80,000          --          80,000
Accounts payable                             102,536       135,552          --         238,088
Accounts payable - related party              35,928       225,000          --         260,928
Other current liabilities                    212,797       289,653          --         502,450
                                          ----------    ----------    ----------    ----------
Total current liabilities                    460,802       650,205          --       1,111,007

Loans from shareholders                      230,000          --         230,000
Loans from affiliated companies              288,669          --        (288,669)(3)      --

Common stock                               2,260,155     3,600,826     5,860,981
Accumulated deficit                       (2,424,649)   (1,723,332)         --      (4,147,981)
                                          ----------    ----------    ----------    ----------
Total stockholders' equity                  (164,494)    1,877,494          --       1,713,000
                                          ----------    ----------    ----------    ----------
                                             814,977     2,527,699      (288,669)    3,054,007
                                          ==========    ==========    ==========    ==========





                      Technical Environment Solutions, Inc. / Environmental Technologies and Software Solutions, Inc.
                                  Pro Forma Combined Condensed Statement of Operations
                                             Year Ended December 31, 1998
                                                     (Unaudited)

                                                                                                          Pro Forma
                                                        TES             ENTECS           Adjustments       Combined
                                                         DM               DM                DM                DM

Net sales                                              610,056           69,369               --             679,425
Cost of sales                                          202,174           14,004               --             216,178
                                                    ----------       ----------          ----------       ----------
Gross profit                                           407,882           55,365               --             463,247


General and administrative                           1,404,368        1,449,015               --           2,853,383
Losses of unconsolidated subsidiary                     49,000           49,000
Interest income                                        (19,668)         (18,581)           7,515(3)          (30,734)
Interest expense                                        40,995            2,166           (7,515(3)           35,646
                                                    ----------       ----------          ----------       ----------
Net income before taxes                             (1,066,813)      (1,377,235)              --          (2,444,048)

Taxes on income                                           --              1,472               --               1,472
                                                    ----------       ----------          ----------       ----------
 Net income (loss)                                  (1,066,813)      (1,378,707)              --          (2,445,520)
                                                    ==========       ==========          ==========       ==========

 Basic income per share                                  (0.20)           (1.00)              --               (0.19)
                                                    ==========       ==========          ==========       ==========

Weighted average shares                              5,224,830        1,378,707           6,479,923(4)    13,083,460
                                                    ==========       ==========          ==========       ==========





(1) On October 30, 1998 TES and ENTECS entered into a definitive agreement and plan of merger (the "Agreement") providing for the merger of ENTECS with and into TES. Under the terms of the Agreement, which was approved by the Board of Directors of both TES and ENTECS, the holder of ENTECS Common Stock will receive 5.7 shares of TES Common Stock for each of its outstanding shares. Accordingly, the pro forma condensed combined balance sheet as of September 30, 1998 gives effect to the issuance of 8,300,237 TES common shares and assumes the Merger with ENTECS will be accounted for as a reorganization of companies under common control. The accounting for the merger is expected to be similar to that of a pooling of interests.


(2) The pro forma condensed combined statements of operations gives effect to the Merger of TES with ENTECS as if the merger occurred on January 1 of the period indicated.

(3) Inter-company advances, accrued interest thereon and amounts of interest income and expense have been eliminated.

(4) The pro forma weighted average shares outstanding for basic earnings (loss) per share gives effect to the issuance of 5.7 shares of TES stock in exchange for each share of ENTECS stock outstanding for all periods presented, weighted for the period such shares were actually outstanding.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TECHNICAL ENVIRONMENT SOLUTIONS, INC.



Date:  April 15, 1999                  By:  /s/ Gerd Behrens
                                            ------------------------------------
                                            Gerd Behrens, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 1999                 /s/ Frank Behrens
       --------------                 ------------------------------------------
                                      Frank Behrens, Secretary and Director


Date:  April 15, 1999                /s/ Jutta Behrens
       --------------                -------------------------------------------
                                     Jutta Behrens, Treasurer and Director