Form 10QSB
period 1999-03-31
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 1999-05-19
CIK 1055148

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   March 31, 1999
                                                -------------------


             [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission file number 0-23779

                      TECHNICAL ENVIRONMENT SOLUTIONS, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                       98-0149351
           --------                                       ----------
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)



             C/O TES GmbH, 25 Impler Strasse, 81371, Munich, Germany
             -------------------------------------------------------
                    (Address of principal executive office)

                              011 49 89 720 15 100
                              --------------------
                           (Issuer's telephone number)


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
Yes X  No ________

Number of shares outstanding of the issuer's Common Stock:

          Class                                    Outstanding at March 31, 1999
          -----                                    -----------------------------

Common Stock, no par value                                   5,224,330
--------------------------                                   ---------

                      Technical Environment Solutions, Inc.

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets -
               March 31, 1999                                                 3

             Consolidated Statements of Operations
               for the three-months ended March 31, 1998 and 1999             4

             Consolidated Statements of Cash Flow
               for the three months ended March 31, 1998 and 1999             5

             Notes to Unaudited Financial Statements                          6

     Item 2. Management's Discussion and Analysis or Plan of Operations       7

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                   11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                      Technical Environment Solutions, Inc.
                           Consolidated Balance Sheet
                                 March 31, 1999
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                           DM           US $
                                                           --           ----
Current assets:
  Cash and cash equivalents                               215,467       128,254
  Accounts receivable, trade                              125,193        74,520
  Prepaid expenses                                         20,619        12,273
                                                       ----------    ----------
      Total current assets                                361,279       215,047

Property and equipment, at cost, net of
  accumulated depreciation of DM 75,675                   155,098        92,320

Investments                                                10,000         5,952
Note receivable - related party                            50,000        29,762
Other assets                                              398,176       237,010
                                                       ----------    ----------
                                                          974,553       580,091
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Notes payable - banks                                    32,059        19,084
  Notes payable - others                                   80,000        47,619
  Accounts payable                                         98,843        58,834
  Accounts payable - related party                         15,862         9,442
  Accrued expenses                                        228,047       135,742
                                                       ----------    ----------
      Total current liabilities                           454,811       270,721

  Loans from shareholders                                 230,000       136,905
  Advances from affiliated company                        645,659       384,321

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  5,224,830 shares issued and outstanding               2,260,155     1,345,330
 Accumulated deficit                                   (2,616,072)   (1,557,186)
                                                       ----------    ----------
                                                         (355,917)     (211,856)
                                                       ----------    ----------
                                                          974,553       580,091
                                                       ==========    ==========




          See accompanying notes to consolidated financial statements.

                      Technical Environment Solutions, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three-months Ended March 31,
                                           1998          1999           1999
                                            DM            DM            US $
                                            --            --            ----

Sales                                      144,766       231,215       137,628
Sales to related party                      30,609          --            --
                                        ----------    ----------    ----------
                                           175,375       231,215       137,628

Cost of operations                          44,966        50,383        29,990
                                        ----------    ----------    ----------
Gross profit                               130,409       180,832       107,638

Other costs and expenses:
  General and administrative               281,995       364,613       217,032
                                        ----------    ----------    ----------
(Loss) from operations                    (151,586)     (183,781)     (109,393)

Other income and (expense):
  Interest income                              238         5,453         3,246
  Losses of unconsolidated subsidiary      (15,530)         --            --
  Interest expense                          (5,610)      (13,095)       (7,795)
                                        ----------    ----------    ----------
                                           (20,902)       (7,642)       (4,549)

(Loss) before income taxes                (172,488)     (191,423)     (113,942)
Provision for income taxes                    --            --            --
                                        ----------    ----------    ----------

Net (loss)                                (172,488)     (191,423)     (113,942)
                                        ==========    ==========    ==========


Earnings (loss) per share:
 Net income (loss)                           (0.03)        (0.04)        (0.02)
                                        ==========    ==========    ==========

 Weighted average shares outstanding     5,224,830     5,224,830     5,224,830
                                        ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.


                         Technical Environment Solutions, Inc.
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                        Three Months Ended March 31,
                                                        1998        1999        1999
                                                         DM          DM         US $
                                                         --          --         ----

Net (loss)                                            (172,488)   (191,423)   (113,942)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                         17,253      11,026       6,563
   Losses of unconsolidated subsidiary                  15,530        --          --
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable         346,003     (21,832)    (12,995)
    (Increase) decrease in prepaid expenses             12,414       1,385         824
    (Increase) decrease in other assets               (220,922)    (98,176)    (58,438)
    Increase (decrease) in accounts payable and
        accrued expenses                               (31,643)     (5,991)     (3,566)
                                                      --------    --------    --------
       Total adjustments                               138,635    (113,588)    (67,612)
                                                      --------    --------    --------
  Net cash (used in) operating activities              (33,853)   (305,011)   (181,554)
                                                      --------    --------    --------

Cash flows from investing activities:
   Advance to affiliate                                (49,000)       --          --
   Purchase of fixed assets                            (65,154)     (3,482)     (2,073)
                                                      --------    --------    --------
Net cash provided by (used in) investing activities   (114,154)     (3,482)     (2,073)
                                                      --------    --------    --------

Cash flows from financing activities:
   Advances from affiliated company                       --       356,990     212,494
   Repayment of notes payable - bank                  (166,785)       --          --
   Repayment of notes payable - other                  (10,000)       --          --
                                                      --------    --------    --------
  Net cash provided by
   financing activities                               (176,785)    356,990     212,494
                                                      --------    --------    --------

Increase (decrease) in cash                           (324,792)     48,497      28,867
Cash and cash equivalents,
 beginning of period                                   711,567     166,970      99,387
                                                      --------    --------    --------
Cash and cash equivalents,
 end of period                                         386,775     215,467     128,254
                                                      ========    ========    ========



             See accompanying notes to consolidated financial statements.

                                     - 5 -

                      Technical Environment Solutions, Inc.
                     Notes to Unaudited Financial Statements
                                 March 31, 1999
                                   (Unaudited)

Basis of presentation:

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the quarter ended March 31, 1999, the Company borrowed DM 356,990 from a company controlled by the Company's principal shareholder. The loans are due in 2009, and bear interest at 6% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

     The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

General
-------

     Technical Environment Solutions, Inc. ("TES") was incorporated under the laws of Colorado in June 1994. It is a non-operating holding company. TES' operations are conducted entirely in Germany. It has two wholly-owned subsidiaries that have been established under the laws of Germany. Operations are conducted through these subsidiaries: namely, Technical Environment Solutions GmbH ("TES GmbH") and TES Oecon AG ("Oecon"). TES GmbH was formed in May, 1992 and TES Oecon AG was formed in July, 1997 and commenced operations in October, 1997. Unless the context otherwise requires, references to TES include its subsidiaries.

     Since 1994, TES has been engaged in the marketing of recycling services on a contract basis primarily for electronic scrap and other valuable waste materials in cooperation with specialist waste disposal companies. The recycling activities are conducted principally within the TES GmbH subsidiary. Management intends to significantly expand this operation in the future. Management also intends to develop a job training school, the Oecon Institute, to provide training and education for positions in the recycling industry. Management intends to focus TES' job training programs upon providing job education and training for the long-term unemployed and disadvantaged. The training programs are conducted within the TES Oecon AG subsidiary.

     The board of directors of the Company has agreed to a merger of the Company with Environmental Technologies and Software Solutions, Inc.("ENTECS"). The Company has filed a registration statement with the Securities and Exchange Commission in connection with the anticipated merger. Upon consummation of the merger, ENTECS will become a wholly owned subsidiary of the Company.

     The Company continues to use cash and operate at a loss (See "Liquidity and Capital Resources").

Three-months Ended March 31, 1999 Compared to Three-months Ended March 31, 1998
-------------------------------------------------------------------------------

     Sales for the three-month period ended March 31, 1999 were DM 231,215, an increase of DM 55,840, or 31.8%, as compared to the three-month period ended March 31, 1998. The principal reason for this increase in sales was increased recycling activity at the Company's new Landsberg facility.

     Cost of operations for the three-month period ended March 31, 1999 was DM 50,383, an increase of DM 5,417, or 12.1%, as compared to the three-month period ended March 31, 1998. This increase was due to increased costs of operations directly attributable to the increase in sales.

     As a result of the changes noted above, gross profit for the three-month period ended March 31, 1999, was DM 180,382, an increase of DM 50,423, or 38.7%, as compared to the three-month period ended March 31, 1998.

     General and administrative expenses for the three-month period ended March 31, 1999, were DM 364,613, an increase of DM 82,618, or 29.3%, as compared to the three-month period ended March 31, 1998. This increase was principally due to the following:

     * Increased payroll and payroll related expenses for employees in the Landsberg facility.

     * A reduction in the state-subsidies which the Company receives for each new position created in the recycling component of the Company's business. These subsidies are treated as an offset to general and administrative expenses. The subsidies which the Company receives from the state end after each new employee's first complete year of employment. Thereafter, the Company must bear the full cost of such employees salary and benefits.

     * Rent for additional storage-ground at the Landsberg facility due to the increased operating activity.

     *    Increased payroll and payroll related costs of sales personnel. And,

     * Legal and accounting expenses related to the proposed merger of the Company with ENTECS.

     As a result of these factors, the operating loss for the three-month period ended March 31, 1999, was DM 183,781, an increase in the operating loss of DM 32,195, or 21.2%, as compared to the three-month period ended March 31, 1998. Other income and expenses for the three-month period ended March 31, 1999, was an expense of DM 7,642, a decrease of DM 13,260, or 63.4%, as compared to the three-month period ended March 31, 1998. The decrease in other expenses was primarily due to the fact that the Company had written off its investment in an unconsolidated subsidiary in 1998 and, as a result, had no such loss recorded in the three-months ended March 31, 1999. For the reasons noted above, the net loss for the three-month period ended March 31, 1999, was DM 191,423, an increase in the net loss of DM 18,935, or 11.0%, as compared to the three-month period ended March 31, 1998.

Liquidity and Capital Resources
-------------------------------

     The Company is currently experiencing a liquidity crisis and must raise additional funds. Further, the Company has not generated sufficient cash flow to fund its operations and activities. The Company historically relied upon internally generated funds and loans from its principal shareholder and his wife to finance its operations and growth.

     During the six months ended June 30, 1997, the Company received 2,208,550 DM from an offering of its common stock conducted solely in Germany to German citizens. At March 31, 1998, the Company had working capital of 179,215 DM and cash of 386,775 DM. At March 31, 1999 the Company had negative working capital of 93,532 DM and cash and cash equivalents of 215,467 DM. Further, the Company's net deficit had increased to 355,917 DM at March 31, 1999 from a net deficit of 164,494 DM at December 31, 1998.

     Currently, the Company is borrowing funds from ENTECS to meet its working capital needs. At March 31, 1999, the Company had advances due to ENTECS of 645,659 DM. Based upon recent sales of stock by ENTECS, management believes that it will have sufficient funds to satisfy its cash requirements until December 31, 1999 through additional borrowings from ENTECS. Management intends to raise additional funds as necessary through further public offerings of its stock in the second half of the current fiscal year and through bank loans or loans from private investors, if necessary, although there can be no assurance that the Company will be able to obtain such financing.

     Management has no plans at this time to materially reduce the number of its employees or dispose of any of the Company's assets. The Company has future minimum lease obligations totaling 1,066,560 DM through 2003.

Year 2000 Compliance
--------------------

     The Year 2000 ("Y2K") computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     ENTECS has the exclusive distribution rights to Fabius, which is a software product designed to assist companies with environmental compliance. The Company has been advised by the developer of Fabius that it is Y2K compliant. In addition, the Company has tested Fabius for Y2K compliance, and based upon the results of those tests, management believes that Fabius is Y2K compliant. However, TES' testing of Fabius does not cover every possible computing environment. Accordingly, some customers may have Y2K problems with products that the Company believes are Y2K compliant. For instance, users of Fabius may be operating on older versions of hardware platforms than the hardware platforms tested.

     The Company also may be affected by Y2K issues related to non-compliant internal systems developed by TES or by third-party vendors. The Company has reviewed its internal systems, including its accounting system, and has found them to be Y2K compliant. The Company is not currently aware of any Y2K problem relating to any of its internal, material systems and management does not believe that it has any material systems that contain embedded chips that are not Y2K compliant.

     The Company's internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. Management believes that absent a systemic failure outside the control of the Company, such as a prolonged loss of electrical or telephone service, Y2K problems at such third parties will not have a material impact on the Company. The Company has no contingency plan for systemic failures such as loss of electrical or telephone services. The Company's contingency plan in the event of a non-systemic failure is to establish relationships with alternative suppliers or vendors to replace failed suppliers or vendors. Other than the previously described testing, and remedying problems identified by testing or from external sources, the Company has no other contingency plans or intention to create other contingency plans.

     Any failure by the Company or its licensor to make Fabius Y2K compliant could result in a decrease in sales of Fabius, an increase in allocation of resources to address Y2K problems of its customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by Fabius' customers due to such year 2000 problems. Failures of TES' internal systems could temporarily prevent it from processing orders, issuing invoices, and could require it to devote significant resources to correcting such problems. But to management's knowledge, the internal accounting systems have been attested by the supplier as Y2K compliant. Due to the general uncertainty inherent in the year 2000 computer problem, resulting from the uncertainty of the year 2000 readiness of third-party suppliers and vendors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on its business, results of operations, and financial condition.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a) Exhibits: No exhibits are filed with this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended March 31, 1999.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 19, 1999

                                         TECHNICAL ENVIRONMENT SOLUTIONS, INC.



                                         /s/ Gerd Behrens
                                         ----------------
                                         Gerd Behrens
                                         President and director
                                         (Principal Executive Officer)