Form 10QSB
period 1999-06-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 1999-08-19
CIK 1055148

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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
Yes X  No ___

Number of shares outstanding of the issuer's Common Stock:

          Class                                     Outstanding at June 30, 1999
          -----                                     ----------------------------
Common Stock, no par value                                    1,741,610


Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB

                      Technical Environment Solutions, Inc.

                                FORM 10-QSB INDEX
                                -----------------


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             a.   Consolidated Balance Sheet at June 30, 1999                  3

             b.   Consolidated Statements of Operations for the three-months
                    and six months ended June 30, 1999 and 1998                4

             c.   Consolidated Statements of Cash Flow for the three-months
                    and six months ended June 30, 1999 and 1998                5

             d.   Notes to Unaudited Financial Statements                      6

     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                           7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                10

     Item 2. Changes in Securities                                            10

     Item 3. Defaults Upon Senior Securities                                  10

     Item 4. Submission of Matters to a Vote of Security Holders              10

     Item 5. Other Information                                                10

     Item 6. Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                    10



Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

Technical Environment Solutions, Inc.
Consolidated Balance Sheet

                                                   June 30, 1999   June 30, 1999
                                                   -------------   -------------
                                                    (Unaudited)     (Unaudited)

                       ASSETS
                       ------
                                                         DM             US $
Current assets:
  Cash and cash equivalents                             165,229         87,224
  Accounts receivable, trade                              3,792          2,003
  Accounts receivable - related party                    19,685         10,392
  Note receivable - current portion                      10,000          5,279
  Prepaid expenses                                        3,200          1,689
                                                     ----------     ----------
      Total current assets                              201,906        106,587

Property and equipment, at cost, net of
  accumulated depreciation of DM 87,762                 158,024         83,421

Investments                                              10,000          5,279
Note receivable - non-current                            40,000         21,116
Other assets                                            526,500        277,939
                                                     ----------     ----------
                                                        936,430        494,342
                                                     ----------     ----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Note payable - bank                                    49,395         26,077
  Notes payable - others                                 25,000         13,198
  Accounts payable                                       73,752         38,933
  Accounts payable - related party                       15,862          8,374
  Accrued expenses                                      314,378        165,960
                                                     ----------     ----------
      Total current liabilities                         478,387        252,541

  Loans from shareholders                               430,900        227,472
  Advances from affiliated company                      640,200        337,961

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
 1,741,610 shares issued and outstanding              2,322,834      1,226,223
 Accumulated deficit                                 (2,935,891)    (1,549,855)
                                                     ----------     ----------
                                                       (613,057)      (323,633)
                                                     ----------     ----------
                                                        936,430        494,342
                                                     ----------     ----------


See accompanying notes to consolidated financial statements.



Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB



                                   Technical Environment Solutions, Inc.
                                   Consolidated Statements of Operations
                                                (Unaudited)

                                       Three Months Ended June 30,           Six Months Ended June 30,
                                       ---------------------------      -----------------------------------
                                           1998          1999           1998           1999            1999
                                           ----          ----           ----           ----            ----
                                            DM            DM             DM             DM             US $

Sales                                      220,306       148,553       365,072       293,319       154,843
Sales to related party                      13,821        13,821        44,430        44,430        23,455
                                        ----------    ----------    ----------    ----------    ----------
                                           234,127       162,374       409,502       337,749       178,298

Cost of operations                          54,506        20,176        99,472        65,142        34,388
                                        ----------    ----------    ----------    ----------    ----------
Gross profit                               179,621       142,198       310,030       272,607       143,909

Other costs and expenses:
  General and administrative               374,056       469,999       655,376       751,319       396,621
                                        ----------    ----------    ----------    ----------    ----------
(Loss) from operations                    (194,435)     (327,801)     (345,346)     (478,712)     (252,712)

Other income and (expense):
  Interest income                            2,889         4,022         3,127         4,260         2,249
  Losses of unconsolidated subsidiary        7,504             0        (8,026)            0             0
  Interest expense                          (9,413)      (30,957)      (15,023)      (36,567)      (19,304)
                                        ----------    ----------    ----------    ----------    ----------
                                               980       (26,935)      (19,922)      (32,307)      (17,055)

(Loss) before income taxes                (193,455)     (354,736)     (365,268)     (511,019)     (269,767)
Provision for income taxes                     946          (452)        1,621           223           118
                                        ----------    ----------    ----------    ----------    ----------

Net (loss)                                (194,401)     (354,284)     (366,889)     (511,242)     (269,884)
                                        ----------    ----------    ----------    ----------    ----------

Basic earnings (loss) per share:
  Net income (loss)                          (0.11)        (0.20)        (0.21)        (0.29)        (0.15)

Weighted average shares outstanding      5,224,830     5,224,830     5,224,830     5,224,830     5,224,830
                                        ----------    ----------    ----------    ----------    ----------



Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB


                                      - 4 -



Technical Environment Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                          Six Months Ended June 30,
                                                        ----------------------------
                                                        1998        1999        1999
                                                        ----        ----        ----
                                                         DM          DM         US $

Net (loss)                                            (366,889)   (511,242)   (269,884)
   Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                         29,340      35,250      18,608
   Losses of unconsolidated subsidiary                   8,026           0           0
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable         351,199      79,884      42,171
    (Increase) decrease in prepaid expenses             12,954      18,804       9,927
    (Increase) decrease in other assets                (99,711)   (226,500)   (119,569)
    Increase (decrease) in accounts payable and
        accrued expenses                               (44,648)    168,659      89,035
                                                      --------    --------    --------
       Total adjustments                               257,160      76,097      40,172
                                                      --------    --------    --------
  Net cash (used in) operating activities             (109,729)   (435,145)   (229,713)
                                                      --------    --------    --------

Cash flows from investing activities:
   Advance to affiliate                                (49,000)          0           0
   Deposit on building purchase                              0           0           0
   Purchase of fixed assets                            (89,846)    (30,632)    (16,171)
                                                      --------    --------    --------
Net cash provided by (used in) investing activities   (138,846)    (30,632)    (16,171)
                                                      --------    --------    --------

Cash flows from financing activities:
   Proceeds from sale of common stock                        0      62,679      33,088
   Advances from affiliated company                          0     235,603     124,375
   Advances from shareholder                                 0     200,900     106,055
   Repayment of stockholder loans                       (3,400)          0           0
   Proceeds from notes payable - banks                       0      19,854      10,481
   Repayment of notes payable - bank                  (197,798)          0           0
   Repayment of notes payable - other                  (10,000)    (55,000)    (29,034)
                                                      --------    --------    --------
  Net cash provided by
   financing activities                               (211,198)    464,036     138,909
                                                      --------    --------    --------

Increase (decrease) in cash                           (459,773)     (1,741)   (106,974)
Cash and cash equivalents,
 beginning of period                                   711,567     166,970      88,143
                                                      --------    --------    --------
Cash and cash equivalents,
 end of period                                         251,794     165,229     (87,224)
                                                      --------    --------    --------


See accompanying notes to consolidated financial statements.



Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB

                                      - 5 -

                      Technical Environment Solutions, Inc.
                     Notes to Unaudited Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

     During the six months ended June 30, 1999, the Company borrowed DM 558,941 from a company controlled by the Company's principal shareholder. The loans are due in 2009, and bear interest at 6% per annum.

     In June 1999, the Company entered into an Agreement and Plan of Merger with Environmental Technologies and Software Solutions, Inc. ("ENTECS"), which provided that TES Acquisition Corp., a subsidiary of the Company would be merged into ENTECS, subject to the approval of the ENTECS stockholders. Under the Agreement and Plan of Merger which was approved by the ENTECS shareholders at a Special Meeting on July 30, 1999, the shareholders of ENTECS will receive approximately 11,467,974 shares of the Company's Common Stock at the time that the merger is consummated. The Company expects that the merger will be effective during August 1999. At June 30, 1999, ENTECS had extended credit to the Company in the approximate amount of $548,686 (1,039,376 DM).

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to successfully penetrate the Company's markets both in Germany and in foreign countries, and failure to capitalize upon access to new markets. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB

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

     In June 1999, the Company entered into an Agreement and Plan of Merger with Environmental Technologies and Software Solutions, Inc. ("ENTECS"), which provided that TES Acquisition Corp., a subsidiary of the Company would be merged into ENTECS, subject to the approval of the ENTECS stockholders. Under the Agreement and Plan of Merger which was approved by the ENTECS shareholders at a Special Meeting on July 30, 1999, the shareholders of ENTECS will receive approximately 11,467,974 shares of the Company's Common Stock at the time that the merger is consummated. The Company expects that the merger will be effective during August 1999. At June 30, 1999, ENTECS had extended credit to the Company in the approximate amount of $548,686 (1,039,376 DM). The Company has filed a registration statement with the Securities and Exchange Commission in connection with the anticipated merger, which was declared effective by the United States Securities and Exchange Commission on June 25, 1999. Upon consummation of the merger, ENTECS will become a wholly owned subsidiary of the Company.

     The Company continues to use cash and operate at a loss (See "Liquidity and Capital Resources").



Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB

Results of Operations

Six months Ended June 30, 1999 Compared to Six months Ended June 30, 1998

     Sales for the six-month period ended June 30, 1999 were DM 293,319, an decrease of DM 71,753, or 19.65%, as compared to the six-month period ended June 30, 1998. The principal reason for this decrease in sales resulted from a decline in business from certain customers.

     Cost of operations for the six-month period ended June 30, 1999 was DM 65,142, a decrease of DM 34,330, or 34.51%, as compared to the six-month period ended June 30, 1998. This decrease was due to decreased costs of operations and the decline in sales.

     As a result of the changes noted above, gross profit for the six-month period ended June 30, 1999, was DM 180,382, an increase of DM 50,423, or 38.7%, as compared to the six-month period ended June 30, 1998.

     General and administrative expenses for the six-month period ended June 30, 1999, were DM 751,319, an increase of DM 95,943, or 14.64%, as compared to the six-month period ended June 30, 1998. This increase was principally due to the following:

o Increased payroll and payroll related expenses for employees in the Landsberg facility;

o A reduction in the state subsidies which the Company receives for each new position created in the recycling component of the Company's business. These subsidies are treated as an offset to general and administrative expenses. The subsidies which the Company receives from the state end after each new employee's first complete year of employment. Thereafter, the Company must bear the full cost of such employees salary and benefits;

o Rent for additional storage ground at the Landsberg facility due to the increased operating activity;

o    Increased payroll and payroll related costs of sales personnel; and

o Legal and accounting expenses related to the proposed merger of the Company with ENTECS.

     As a result of these factors, the operating loss for the six-month period ended June 30, 1999, was DM 478,712, an increase in the operating loss of DM 133,366, or 38.62%, as compared to the six-month period ended June 30, 1998. Other income and expenses for the six-month period ended June 30, 1999, involved an expense of DM 32,307, an increase of DM 8,026, or 62.17%, as compared to the six-month period ended June 30, 1998. The increase in other expenses was primarily due to the fact that the Company had written off its investment in an unconsolidated subsidiary in 1998 and, as a result, had no such loss recorded in the six months ended June 30, 1999, and as a result of higher interest expense resulting from an increase in the Company's borrowings. For the reasons noted above, the net loss for the six-month period ended June 30, 1999, was DM 511,242, an increase in the net loss of DM 144,353, or 39.35%, as compared to the six-month period ended June 30, 1998.

Liquidity and Capital Resources

     The Company is currently experiencing a liquidity crisis and must raise additional funds. Further, the Company has not generated sufficient cash flow to fund its operations and activities. The Company historically relied upon internally generated funds and loans from its principal shareholder and his wife to finance its operations and growth.

     During the six months ended June 30, 1997, the Company received 2,208,550 DM from an offering of its common stock conducted solely in Germany to German citizens. At June 30, 1999 the Company had negative working capital of 276,481 DM and cash and cash equivalents of 165,229 DM. Further, the Company's net deficit had increased to 2,935,891 DM at June 30, 1999.

Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB

     The Company has borrowed funds from ENTECS to meet its working capital needs. At June 30, 1999, the Company had advances due to ENTECS of $337,961 (640,200 DM). Based upon sales of stock by ENTECS made earlier in 1999, management believes that it will have sufficient funds to satisfy its cash requirements until December 31, 1999 through additional borrowings from ENTECS. Management intends to raise additional funds as necessary through further public or private offerings of its stock in the second half of the current fiscal year and through bank loans or loans from private investors, if necessary, although there can be no assurance that the Company will be able to obtain such financing.

     Management has no plans at this time to materially reduce the number of its employees or dispose of any of the Company's assets.

Year 2000 Compliance

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

     Any failure by the Company or its licensor to make Fabius Y2K compliant could result in a decrease in sales of Fabius, an increase in allocation of resources to address Y2K problems of its customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by Fabius' customers due to such year 2000 problems. Failures of TES' internal systems could temporarily prevent it from processing orders and issuing invoices, and could require it to devote significant resources to correcting such problems. But to management's knowledge, the internal accounting systems have been attested by the supplier as Y2K compliant. Due to the general uncertainty inherent in the year 2000 computer problem, resulting from the uncertainty of the year 2000 readiness of third-party suppliers and vendors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on its business, results of operations, and financial condition.

Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     Not Applicable

Item 2. Changes in Securities
-----------------------------

     Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not Applicable

Item 5. Other Information
-------------------------

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a) Exhibits: No exhibits are filed with this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended June 30, 1999.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 18, 1999                     TECHNICAL ENVIRONMENT SOLUTIONS, INC.



                                           /s/ Gerd Behrens
                                           ----------------
                                           Gerd Behrens
                                           President and director
                                           (Principal Executive Officer)



Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB