Form 10QSB/A
period 1999-06-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 1999-08-25
CIK 1055148

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



Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB

Results of Operations

Six months Ended June 30, 1999 Compared to Six months Ended June 30, 1998

     Sales for the six-month period ended June 30, 1999 were DM 293,319, an decrease of DM 71,753, or 19.65%, as compared to the six-month period ended June 30, 1998. The principal reasons for this decrease in sales were as follows:

o TES GmbH ceased its former operations, which are now concentrated in TES Oecon AG. All recycling activities, including certified dismantling, repair services, marketing of valuable products and components, are now conducted by TES Oecon AG.

o TES Oecon AG is still in the process of building the market for its services and products.

o    The average contract price for recycling activities has decreased.

     Cost of operations for the six-month period ended June 30, 1999 was DM 65,142, a decrease of DM 34,330, or 34.51%, as compared to the six-month period ended June 30, 1998. This decrease was due to decreased costs of operations and the decline in sales.

     As a result of the changes noted above, gross profit for the six-month period ended June 30, 1999, was DM 272,607, a decrease of DM 37,423, or 12.07%, as compared to the six-month period ended June 30, 1998.

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


Date:  August 25, 1999                     TECHNICAL ENVIRONMENT SOLUTIONS, INC.



                                           /s/ Gerd Behrens
                                           ----------------
                                           Gerd Behrens
                                           President and director
                                           (Principal Executive Officer)



Technical Environment Solutions, Inc.                    2nd Quarter Form 10-QSB