Form 10QSB
period 1999-09-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 1999-11-19
CIK 1055148

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


        [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         SEPTEMBER 30, 1999
                                        -----------------------------------


        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from _______________ to _________________

         Commission file number      0-23779
                               -----------------

                      TECHNICAL ENVIRONMENT SOLUTIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                         98-0149351
-------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


           C/O TES GMBH, 25 IMPLER STRASSE, 81371, MUNICH, GERMANY
-------------------------------------------------------------------------------
                       (Address of principal executive office)

                              011 49 89 720 15 100
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


-------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                       if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Number of shares outstanding of the issuer's Common Stock:

            CLASS                    OUTSTANDING AT SEPTEMBER 30, 1999
            -----                    ---------------------------------
Common Stock, no par value                     16,692,804

                      Technical Environment Solutions, Inc.

                                FORM 10-QSB INDEX

                                                                            Page
                                                                            ----
PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

         a.     Consolidated Balance Sheet at September 30, 1999 .........   3

         b.     Consolidated Statements of Operations
                  for the three months and nine months ended
                  September 30, 1999 and 1998 ............................   4

         c.     Consolidated Statements of Cash Flow
                  for the three months and nine months ended
                  September 30, 1999 and 1998 ............................   5

         d.     Notes to Unaudited Financial Statements ..................   6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   7

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings ........................................  11

     Item 2.    Changes in Securities ....................................  11

     Item 3.    Defaults Upon Senior Securities ..........................  11

     Item 4.    Submission of Matters to a Vote of Security Holders ......  11

     Item 5.    Other Information ........................................  11

     Item 6.    Exhibits and Reports on Form 8-K .........................  11

SIGNATURES ...............................................................  12


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Technical Environment Solutions, Inc.
                           Consolidated Balance Sheet

                                                           September 30,       September 30,
                                                               1999                1999
                                                           (Unaudited)         (Unaudited)
                       ASSETS
                                                                DM                 US $
Current assets:
  Cash and cash equivalents                                     496,405             270,329
  Accounts receivable, trade                                     63,468              34,564
  Accounts receivable -related party                                  0                   0
  Note receivable - current portion                              10,000               5,446
  Inventory                                                      60,000              32,674
  Prepaid expenses                                              113,064              61,572
                                                            -----------         -----------
      Total current assets                                      742,937             404,585

Property and equipment, at cost, net of
  accumulated depreciation of DM 87,762                         657,786             358,213

Investments                                                      10,000               5,446
Note receivable - non-current                                    40,000              21,783
Intangible assets, net of amortization of $357,500              997,500             543,212
Other assets                                                    561,296             305,667
                                                            -----------         -----------
                                                              3,009,519           1,638,905
                                                            -----------         -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable - others                                        100,000              54,458
  Accounts payable                                              632,156             344,254
  Accounts payable - related party                               15,862               8,638
  Accrued expenses - related party                               28,425              15,479
  Accrued expenses                                              752,812             409,961
                                                            -----------         -----------
      Total current liabilities                               1,529,255             832,791

  Loans from shareholders                                       430,900             234,657

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  16,692,804 shares issued and outstanding                    7,696,090           4,191,085
 Accumulated deficit                                         (6,646,726)         (3,619,630)
                                                            -----------         -----------
                                                              1,049,364             571,456
                                                            -----------         -----------
                                                              3,009,519           1,638,904
                                                            -----------         -----------


                      Technical Environment Solutions, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                                1998            1999           1998           1999            1999
                                                 DM              DM             DM             DM             US $
                                             ----------      ----------     ----------     ----------      ----------
Sales                                           266,455         360,488        631,527        850,872         463,362
Cost of operations                               80,203         458,842        179,675        732,898         399,117
                                             ----------      ----------     ----------     ----------      ----------
Gross Profit                                    186,252         (98,354)       451,852        117,974          64,245

Other costs and expenses:
  General and administrative (Loss)
     from operations                            729,355       1,407,441      1,907,511      2,582,681       1,406,459
                                             ----------      ----------     ----------     ----------      ----------
                                               (543,103)     (1,505,795)    (1,455,659)    (2,464,707)     (1,342,214)

Other income and (expense):
  Interest income                                 7,681          40,870         10,163         40,870          22,257
  Losses of unconsolidated subsidiary           (40,974)              0        (49,000)             0               0
  Interest expense                              (11,041)        (46,319)       (14,759)       (72,616)        (39,545)
                                             ----------      ----------     ----------     ----------      ----------
                                                (44,334)         (5,449)       (53,596)       (31,746)        (17,288)

(Loss) before income taxes                     (587,437)     (1,511,244)    (1,509,255)    (2,496,453)     (1,359,502)
Provision for income taxes                           95          (1,347)         1,716          2,292           1,248
                                             ----------      ----------     ----------     ----------      ----------

Net (loss)                                     (587,532)     (1,512,591)    (1,510,971)    (2,498,745)     (1,360,750)
                                             ----------      ----------     ----------     ----------      ----------

Basic earnings (loss) per share:
  Net income (loss)                               (0.04)          (0.09)         (0.10)         (0.15)          (0.08)

Weighted average shares outstanding          15,481,104      16,692,804     14,752,657     16,497,465      16,497,465
                                             ----------      ----------     ----------     ----------      ----------


Technical Environment Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                       Nine Months
                                                                          Ended
                                                                       September 30,
                                                                           1998               1999              1999
                                                                            DM                 DM               US $
                                                                       -------------      -------------    ------------
Net (loss)                                                               (1,510,971)       (2,498,745)      (1,360,750)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                                              50,263           126,312           68,786
   Amortization                                                             101,750           125,626           68,413
   Interest added to loan balance                                            (7,500)                0                0
   Losses of unconsolidated subsidiary                                       49,000                 0                0
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                              236,963            42,123           22,939
    (Increase) decrease in inventory                                              0            60,000           32,674
    (Increase) decrease in prepaid expenses                                  23,953           (34,908)         (19,010)
    (Increase) decrease in other assets                                     (89,383)         (261,296)        (142,295)
    Increase (decrease) in accounts payable and
        accrued expenses                                                   (234,072)          652,789          355,491
                                                                        -----------       -----------      -----------
       Total adjustments                                                    130,974           710,646          386,999
                                                                        -----------       -----------      -----------
  Net cash (used in) operating activities                                (1,379,997)       (1,788,099)        (973,751)
                                                                        -----------       -----------      -----------

Cash flows from investing activities:
   Investment in unconsolidated subsidiary                                  (49,000)                0                0
   Purchase of fixed assets                                                (262,286)          (77,014)         (41,940)
                                                                        -----------       -----------      -----------
Net cash provided by (used in) investing activities                        (311,286)          (77,014)         (41,940)
                                                                        -----------       -----------      -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                                     2,589,854         1,835,109          999,351
   Advances from shareholder                                                      0           (24,100)         (13,124)
   Repayment of stockholder loans                                          (241,645)                0                0
   Repayment of notes payable - bank                                       (197,798)          (29,541)         (16,087)
   Proceeds from notes payable - other                                            0           100,000                0
                                                                        -----------       -----------      -----------
   Repayment of notes payable - other                                      (340,763)          (80,000)         (43,566)
                                                                        -----------       -----------      -----------
  Net cash provided by financing activities                               1,809,648         1,801,468          926,574
                                                                        -----------       -----------      -----------

Increase (decrease) in cash                                                 118,365           (63,645)         (89,117)
Cash and cash equivalents, beginning of period                             (937,787)          560,050          304,988
                                                                        -----------       -----------      -----------
Cash and cash equivalents, end of period                                  1,056,152           496,405          215,872
                                                                        -----------       -----------      -----------

See accompanying notes to consolidated financial statements.

                      Technical Environment Solutions, Inc.
                     Notes to Unaudited Financial Statements
                               September 30, 1999
                                   (Unaudited)

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

         The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to successfully penetrate the Company's markets both in Germany and in foreign countries, and failure to capitalize upon access to new markets. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

GENERAL

         Technical Environment Solutions, Inc. ("TES") was incorporated under the laws of Colorado in June 1994. It is a non-operating holding company. TES' operations are conducted entirely in Germany. It has two wholly-owned subsidiaries that have been established under the laws of Germany, and one wholly-owned subsidiary established under the laws of Colorado. Operations are conducted through these subsidiaries: namely, Technical Environment Solutions GmbH ("TES GmbH"), TES Oecon AG ("Oecon"), and Environmental Technologies and Software Solutions, Inc. ("ENTECS"). Unless the context otherwise requires, references to the Company include its subsidiaries.

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

         ENTECS is a non-operating holding company, which conducts operations entirely in Germany through two wholly owned German subsidiaries - ENTECS Umwelttechnik GmbH and ENTECS Software und Umweltmanagement GmbH. ENTECS is active in the recycling of various waste products within the environmental protection industry, which is expected to grow rapidly due to increasing investments being made to comply with environmental regulation by both private enterprises and public institutions. The environmental protection industry is also expected to continually create new jobs because of the dynamic growth in the area. Further, ENTECS holds the exclusive licensing rights to a new recycling system for the capture and re-use of cement waste and waste water that is generated by concrete mixing plants. The system, known as the "BRS-Compact," is in the process of being patented both as a technology and as a process. Management is currently re-evaluating the cement recycling business in order to determine the Company's strategic direction with respect to cement recycling. ENTECS' subsidiary, ENTECS Umwelttechnik GmbH, owns an artificial peat production system, which produces three grades of high-quality all-natural artificial peat products.

          In June 1999, the Company entered into an Agreement and Plan of Merger with Environmental Technologies and Software Solutions, Inc. ("ENTECS"), which provided that TES Acquisition Corp., a subsidiary of the Company would be merged into ENTECS, subject to the approval of the ENTECS stockholders. Under the Agreement and Plan of Merger which was approved by the ENTECS shareholders at a Special Meeting on July 30, 1999, the shareholders of ENTECS received seven shares of the Company in exchange for each share of ENTECS that they held. The merger was effective in August 1999. The previous amounts owed by the Company to ENTECS have been eliminated in consolidation since ENTECS is now a wholly-owned subsidiary of TES.

         The Company continues to use cash and operate at a loss (See "Liquidity and Capital Resources").

         Basic loss per share was computed using the weighted average number of common shares outstanding and has been adjusted to reflect the merger described above.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Sales for the nine month period ended September 30, 1999 were DM 850,872 a decrease of DM 219,345, or 34.73%, as compared to the nine month period ended September 30, 1998. The principal reasons for this decrease in sales were as follows:

- TES GmbH ceased its former operations, which are now concentrated in TES Oecon AG. All recycling activities, including certified dismantling, repair services, marketing of valuable products and components, are now conducted by TES Oecon AG.

- TES Oecon AG is still in the process of building the market for its services and products.

-      The average contract price for recycling activities has decreased.

         Cost of operations for the nine month period ended September 30, 1999 was DM 732,898, a decrease of DM 553,223, or 307.90%, as compared to the nine month period ended September 30, 1998. This decrease was due to decreased costs of operations and the decline in sales.

         As a result of the changes noted above, gross profit for the nine month period ended September 30, 1999, was DM 117,974, an decrease of DM 333,878, or 73.89%, as compared to the nine month period ended September 30, 1998.

         General and administrative expenses for the nine month period ended September 30, 1999, were DM 2,582,681, an increase of DM 675,170, or 35.40%, as compared to the nine month period ended September 30, 1998. This increase was principally due to the following:

- Increased payroll and payroll related expenses for employees in the Landsberg facility;

- A reduction in the state subsidies which the Company receives for each new position created in the recycling component of the Company's business. These subsidies are treated as an offset to general and administrative expenses. The subsidies which the Company receives from the state end after each new employee's first complete year of employment. Thereafter, the Company must bear the full cost of such employees' salary and benefits;

- Rent for additional storage ground at the Landsberg facility due to the increased operating activity;

-      Increased payroll and payroll related costs of sales personnel; and

- Legal and accounting expenses related to the merger of the Company with ENTECS.

         As a result of these factors, the operating loss for the nine month period ended September 30, 1999, was DM 2,464,707, an increase in the operating loss of DM 1,009,048, or 69.32%, as compared to the nine-month period ended September 30, 1998. Other income and expenses for the nine month period ended September 30, 1999, involved an expense of DM 31,746, an increase of DM 49,000 or 40.77%, as compared to the nine month period ended September 30, 1998. The increase in other expenses was primarily due to the fact that the Company had written off its investment in an unconsolidated subsidiary in 1998 and, as a result, had no such loss recorded in the nine months ended September 30, 1999, and as a result of higher interest expense resulting from an increase in the Company's borrowings. For the reasons noted above, the net loss for the nine month period ended September 30, 1999, was DM 2,498,745, an increase in the net loss of DM 987,774, or 65.37%, as compared to the nine-month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently experiencing a severe liquidity crisis and must raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its principal shareholder and his wife to finance its operations and growth. Management intends to raise additional capital through further public or private offerings of its stock and through bank loans or loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are entirely dependent upon the Company's ability to raise additional capital. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital will have a material and adverse affect upon the Company and its shareholders.

         At September 30, 1999 the Company had negative working capital of (786,318 DM) and cash and cash equivalents of 496,405 DM. Further, the Company's net deficit had increased to 6,646,726 DM at September 30, 1999.

         Management has taken certain steps to reduce its overhead, including reducing the number of its employees, and is considering other cost cutting measures.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         With the exception of the common stock issued to the ENTECS shareholders in connection with the acquisition of ENTECS, the Company has not issued any other securities required to be disclosed in this report. The shares of the Company's Common Stock issued to the former ENTECS shareholders were registered with the United States Securities and Exchange Commission under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits: No exhibits are filed with this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

b) Reports on Form 8-K: In connection with the acquisition of ENTECS, the Company filed two Form 8-K's during the quarter ended September 30, 1999.

         Date Filed                         Item Number(s)
         August 23, 1999                    Item 2 and Item 7
         September 27, 1999                 Item 2 and Item 7

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  NOVEMBER 18, 1999

                                       TECHNICAL ENVIRONMENT SOLUTIONS, INC.



                                       /s/ Gerd Behrens
                                       -------------------------------------
                                       Gerd Behrens
                                       President and director
                                       (Principal Executive Officer)