Form 10QSB/A
period 1999-09-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 1999-12-30
CIK 1055148

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

  For the transition period from __________________ to ____________________

                         Commission file number 0-23779

                      TECHNICAL ENVIRONMENT SOLUTIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                     98-0149351
             --------                                     ----------
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
                           Yes    X      No
                                -----       ------


Number of shares outstanding of the issuer's Common Stock:

           Class                              Outstanding at September 30, 1999
           -----                              ---------------------------------

Common Stock, no par value                               16,692,804

                      Technical Environment Solutions, Inc.

                                FORM 10-QSB INDEX
                                -----------------


                                                                        Page
                                                                        ----

PART 1.  FINANCIAL INFORMATION

  Item 1. Financial Statements

   a.   Consolidated Balance Sheet at September 30, 1999 ...........     3

   b.   Consolidated Statements of Operations
          for the three months and nine months ended
          September 30, 1999 and 1998 ..............................     4

   c.   Consolidated Statements of Cash Flow
          for the three months and nine months ended
          September 30, 1999 and 1998 ..............................     5

   d.   Notes to Unaudited Financial Statements ....................     6

Item 2. Management's Discussion and Analysis of Financial
           Condiition and Results of Operations ....................     7

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings ........................................    11

  Item 2. Changes in Securities ....................................    11

  Item 3. Defaults Upon Senior Securities ..........................    11

  Item 4. Submission of Matters to a Vote of Security Holders ......    11

  Item 5. Other Information ........................................    11

  Item 6. Exhibits and Reports on Form 8-K .........................    11


SIGNATURES .........................................................    12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                      Technical Environment Solutions, Inc.
                           Consolidated Balance Sheet



                                                   September 3     September 30,
                                                        1999            1999
                                                     (Unaudited)     (Unaudited)
                       ASSETS
                       ------
                                                          DM             US $
Current assets:
  Cash and cash equivalents                             496,405         270,329
  Accounts receivable, trade                             63,468          34,564
  Accounts receivable - related party                         0               0
  Note receivable - current portion                      10,000           5,446
  Inventory                                              60,000          32,674
  Prepaid expenses                                      113,064          61,572
                                                     ----------      ----------
      Total current assets                              742,937         404,585

Property and equipment, at cost, net of
  accumulated depreciation of DM 87,762                 657,786         358,213

Investments                                              10,000           5,446
Note receivable - non-current                            40,000          21,783
Intangible assets, net of
  amortization of $357,500                              997,500         543,212
Other assets                                            561,296         305,667
                                                     ----------      ----------
                                                      3,009,519       1,638,905
                                                     ----------      ----------
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
  Notes payable - others                                100,000          54,458
  Accounts payable                                      632,156         344,254
  Accounts payable - related party                       15,862           8,638
  Accrued expenses - related party                       28,425          15,479
  Accrued expenses                                      752,812         409,961
                                                     ----------      ----------
      Total current liabilities                       1,529,255         832,791

  Loans from shareholders                               430,900         234,657

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  16,692,804 shares issued and outstanding            7,696,090       4,191,085
 Accumulated deficit                                 (6,646,726)     (3,619,630)
                                                     ----------      ----------
                                                      1,049,364         571,456
                                                     ----------      ----------
                                                      3,009,519       1,638,904
                                                     ----------      ----------


                                       Technical Environment Solutions, Inc.
                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                              Three Months Ended September 30,          Nine Months Ended September 30,
                                                  1998            1999             1998             1999             1999
                                                   DM              DM               DM               DM              US $
                                                   --              --               --               --              ----

Sales                                            266,455          360,488          631,527          850,872          463,362
Cost of operations                                80,203          458,842          179,675          732,898          399,117
                                             -----------      -----------      -----------      -----------      -----------
Gross Profit                                     186,252          (98,354)         451,852          117,974           64,245

Other costs and expenses:
   General and administrative (Loss)
     from operations                             729,355        1,407,441        1,907,511        2,582,681        1,406,459
                                             -----------      -----------      -----------      -----------      -----------
                                                (543,103)      (1,505,795)      (1,455,659)      (2,464,707)      (1,342,214)

Other income and (expense):
  Interest income                                  7,681           40,870           10,163           40,870           22,257
  Losses of unconsolidated subsidiary            (40,974)               0          (49,000)               0                0
  Interest expense                               (11,041)         (46,319)         (14,759)         (72,616)         (39,545)
                                             -----------      -----------      -----------      -----------      -----------
                                                 (44,334)          (5,449)         (53,596)         (31,746)         (17,288)

(Loss) before income taxes                      (587,437)      (1,511,244)      (1,509,255)      (2,496,453)      (1,359,502)
Provision for income taxes                            95           (1,347)           1,716            2,292            1,248
                                             -----------      -----------      -----------      -----------      -----------

Net (loss)                                      (587,532)      (1,512,591)      (1,510,971)      (2,498,745)      (1,360,750)
                                             -----------      -----------      -----------      -----------      -----------

Basic earnings (loss) per share:
  Net income (loss)                                (0.04)           (0.09)           (0.10)           (0.15)           (0.08)

Weighted average shares outstanding           15,481,104       16,692,804       14,752,657       16,497,465       16,497,465
                                             -----------      -----------      -----------      -----------      -----------







Technical Environment Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)


                                                                Nine Months
                                                             Ended September 30,
                                                                   1998               1999                1999
                                                                    DM                 DM                 US $
                                                                    --                 --                 ----

Net (loss)                                                     (1,510,971)         (2,498,745)         (1,360,750)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                                    50,263             126,312              68,786
   Amortization                                                   101,750             125,626              68,413
    Interest added to loan balance                                 (7,500)                  0                   0
   Losses of unconsolidated subsidiary                             49,000                   0                   0
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                    236,963              42,123              22,939
    (Increase) decrease in inventory                                    0              60,000              32,674
    (Increase) decrease in prepaid expenses                        23,953             (34,908)            (19,010)
    (Increase) decrease in other assets                           (89,383)           (261,296)           (142,295)
    Increase (decrease) in accounts payable and
        accrued expenses                                         (234,072             652,789             355,491
                                                               ----------          ----------          ----------
       Total adjustments                                          130,974             710,646             386,999
                                                               ----------          ----------          ----------
  Net cash (used in) operating activities                      (1,379,997)         (1,788,099)           (973,751)
                                                               ----------          ----------          ----------

Cash flows from investing activities:
   Investment in unconsolidated subsidiary                        (49,000)                  0                   0
   Purchase of fixed assets                                      (262,286)            (77,014)            (41,940)
                                                               ----------          ----------          ----------
Net cash provided by (used in) investing activities              (311,286)            (77,014)            (41,940)
                                                               ----------          ----------          ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                           2,589,854           1,835,109             999,351
   Advances from shareholder                                            0             (24,100)            (13,124)
   Repayment of stockholder loans                                (241,645)                  0                   0
   Repayment of notes payable - bank                             (197,798)            (29,541)            (16,087)
   Proceeds from notes payable - other                                  0             100,000                   0
                                                               ----------          ----------          ----------
   Repayment of notes payable - other                            (340,763)            (80,000)            (43,566)
                                                               ----------          ----------          ----------
  Net cash provided by financing activities                     1,809,648           1,801,468             926,574
                                                               ----------          ----------          ----------

Increase (decrease) in cash                                       118,365             (63,645)            (89,117)
Cash and cash equivalents, beginning of period                   (937,787)            560,050             304,988
                                                               ----------          ----------          ----------
Cash and cash equivalents, end of period                        1,056,152             496,405             215,872
                                                               ----------          ----------          ----------





See accompanying notes to consolidated financial statements.


                                                          -5-



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

     Since 1994, TES has been engaged in the marketing of recycling services on a contract basis primarily for electronic scrap and other valuable waste materials in cooperation with specialist waste disposal companies. The Company has shifted these operations which were previously conducted in TES GmhH to TES Oecon AG. All recycling activities (certified dismantling, marketing of valuable products and components) are now concentrated in TES Oecon AG. Management intends to significantly expand these operations in the future. Therefore TES Oecon AG is currently offering electronic services, which includes maintenance and repair services, and trading and brokerage of used computers and monitors. Although there can be no assurance that the Company will be successful in doing so, management plans to broaden its service offerings by providing high qualified technical support and hosting of client-server-networks in combination with system design services to business customers in the near future.

     With respect to the merger with ENTECS management plans to merge the former TES GmbH with ENTECS Software und Umweltmanagement GmbH and then conduct operations under the name of TES Com GmbH. Management believes that this name will be more descriptive of the Company's new activities. Although there can be no assurance that the Company will be successful in doing so, management plans to enter the world of e-commerce by offering a wide range of tested second hand computers, components or software tools and software programs on the internet. The Company plans to use the domain name "computerteile.com". These new activities are expected to begin in the first quarter of 2000.

     ENTECS is a non-operating holding company, which conducts operations entirely in Germany through two wholly owned German subsidiaries - ENTECS Umwelttechnik GmbH and ENTECS Software und Umweltmanagement GmbH. ENTECS is active in the recycling of various waste products within the environmental protection industry, which is expected to grow rapidly due to increasing investments being made to comply with environmental regulation by both private enterprises and public institutions. The environmental protection industry is also expected to continually create new jobs because of the dynamic growth in the area. Further, ENTECS holds the exclusive licensing rights to a new recycling system for the capture and re-use of cement waste and waste water that is generated by concrete mixing plants. The system, known as the "BRS-Compact," is in the process of being patented both as a technology and as a process. Management is currently re-evaluating the cement recycling business in order to determine the Company's strategic direction with respect to cement recycling. ENTECS' subsidiary, ENTECS Umwelttechnik GmbH, owns a wood fiber production system, which produces three grades of high-quality all-natural products as substitutes for peat.

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

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Sales for the nine month period ended September 30, 1999 were DM 850,872 an increase of DM 219,345, or 34.73%, as compared to the nine month period ended September 30, 1998. The principal reasons for this increase in sales were: (i) increased sales to new clients of TES Oecon AG, and (ii) the fact that the Company completed the first year of production of its peat substitute.

     Cost of operations for the nine month period ended September 30, 1999 was DM 732,898, an increase of DM 553,223, or 307.90%, as compared to the nine month period ended September 30, 1998. This increase was due primarily to: (i) an increase in construction and repair costs for the BRS-Compact cement recyclying system at ENTECS Umwelttechnik GmbH, and (ii) increased costs associated with the Company's wood fiber-production operation.

     As a result of the changes noted above, gross profit for the nine month period ended September 30, 1999, was DM 117,974, a decrease of DM 333,878, or 73.89%, as compared to the nine month period ended September 30, 1998.

     General and administrative expenses for the nine month period ended September 30, 1999, were DM 2,582,681, an increase of DM 675,170, or 35.40%, as compared to the nine month period ended September 30, 1998. This increase was principally due to the following:

o Increased payroll and payroll related expenses for employees in the Landsberg facility;
o A reduction in the state subsidies which the Company receives for each new position created in the recycling component of the Company's business. These subsidies are treated as an offset to general and administrative expenses. The subsidies which the Company receives from the state end after each new employee's first complete year of employment. Thereafter, the Company must bear the full cost of such employees' salary and benefits;
o Rent for additional storage ground at the Landsberg facility due to the increased operating activity; and
o Legal and accounting expenses related to the merger of the Company with ENTECS.

     As a result of these factors, the operating loss for the nine month period ended September 30, 1999, was DM 2,464,707, an increase in the operating loss of DM 1,009,048, or 69.32%, as compared to the nine-month period ended September 30, 1998. Other income and expenses for the nine month period ended September 30, 1999, involved an expense of DM 31,746, a decrease of DM 21,850 or 40.77%, as compared to the nine month period ended September 30, 1998. The decrease in other expenses was primarily due to the fact that the Company had written off its investment in an unconsolidated subsidiary in 1998 and, as a result, had no such loss recorded in the nine months ended September 30, 1999, and as a result of higher interest expense resulting from an increase in the Company's borrowings. For the reasons noted above, the net loss for the nine month period ended September 30, 1999, was DM 2,498,745, an increase in the net loss of DM 987,774, or 65.37%, as compared to the nine-month period ended September 30, 1998.

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

                           PART II. OTHER INFORMATION
                           --------------------------


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


Date:  December 10, 1999

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


Date:  December 10, 1999

                                           TECHNICAL ENVIRONMENT SOLUTIONS, INC.




                                           Gerd Behrens
                                           President and director
                                           (Principal Executive Officer)