Form 10KSB
period 1999-12-31
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 2000-05-15
CIK 1055148

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended:  December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________  to ______________

         Commission file number  0-23779

                      TECHNICAL ENVIRONMENT SOLUTIONS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                             98-0149351
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

                       C/O TES Com GmbH, 25 Impler Strasse
                             Munchen, 81371, Germany
                      -------------------------------------
                     (Address of principal executive office)

Issuer's Telephone Number                            011 49 89 720 15 100
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_           No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $603,682

As of March 31, 2000, the aggregate market value for the 5,783,075 shares of the common stock, no par value per share, held by non-affiliates was approximately $2,168,653.

The number of shares of common stock of the registrant outstanding as of March 31, 2000, were 16,638,075.

Documents incorporated by reference                                    None

                                TABLE OF CONTENTS

PART I                                                                     PAGE
------                                                                     ----

     Item 1.   Description of Business
     Item 2.   Description of Property
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters
     Item 6.   Management's Discussion and Analysis
                or Results of Operations
     Item 7.   Financial Statements
     Item 8.   Changes in and Disagreements With Accountants
                on Accounting and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters
                and Control Persons;
                Compliance with Section 16(a) of the Exchange Act
     Item 10.  Executive Compensation
     Item 11.  Security Ownership of Certain Beneficial
                Owners and Management
     Item 12.  Certain Relationships and Related Transactions
     Item 13.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I

     Throughout this document, we express monetary amounts in German Deutsche Marks and United States Dollars. Unless specified otherwise, monetary amounts expressed in German Deutsche Marks have been translated into, and correspondingly expressed in, United States Dollars based upon the Noon Buying Rate of the Federal Reserve Bank of New York on December 31 of the applicable year. These translations are made solely for the convenience of the reader and are not necessarily expressed in monetary amounts that would have resulted had the exchange rate on the date of the actual transaction been used.

Item 1. Description of Business

General Information

     Technical Environment Solutions, Inc. (the "Company" or "TES") was incorporated under the laws of Colorado in June 1994, and is a non-operating holding company. The Company's operations are conducted entirely in Germany. The Company has three wholly-owned subsidiaries through which it conducts operations
- TES Oecon AG ("TES Oecon"), TES Com GmbH ("TES Com") and Environmental Technologies and Software Solutions, Inc. ("ENTECS"). ENTECS is a non-operating holding company and its operations are conducted entirely in Germany by its wholly owned German subsidiary, ENTECS Umwelttechnik GmbH ("ENTECS GmbH").

     TES Oecon was formed in July 1997 under the laws of Germany and commenced operations in October 1997. TES Com was formed under the laws of Germany in May 1992 under the name Technical Environment Solutions GmbH and changed its name to TES Com GmbH in August 1999 as a result of its merger with ENTECS Software und Umweltmanagement GmbH, a subsidiary of ENTECS, in which TES Com was the surviving corporation. ENTECS was formed under the laws of Colorado in May 1997 and became a wholly-owned subsidiary of the Company pursuant to a merger effected in August 1999. ENTECS GmbH was formed in July 1997 under the laws of Germany. Unless the context otherwise requires, references to the "Company" include its direct and indirect subsidiaries.

     From 1994 to 1997, the Company was engaged in the marketing of recycling services on a contract basis primarily for electronic scrap and other valuable waste materials in cooperation with specialist waste disposal companies. In 1997, the Company commenced recycling activities at its own facility in Landsberg a. Lech, Germany, which is southwest of Munich. Recently, the Company restructured and expanded its EDP-electronics business to become more of a full-service provider to its customers by adding electronic services and used equipment sales, both direct and over the Internet, to its business. In addition, as a result of the Company's merger with ENTECS, the Company now engages in the distribution of software programs for managing environmental protection obligations, as well as in the development and marketing of patented technologies for treating refuse and processing raw materials in an ecologically sensitive manner.

     Through TES Oecon, the Company is engaged in the following:

     o electronic services - procurement, maintenance, upgrading and re-equipping computers and peripheral appliances;

     o electronic recycling - certified disassembly and recycling of white, brown and grey goods; and

     o used EDP trading - sale of second hand appliances and components both to ultimate users and to traders for resale (direct or via the Internet).

     Through TES Com, the Company offers numerous tested second hand and new computer devices, components and accessories, as well as specifically selected information, to the computer user via the address Computerteile.com. Management plans to expand to an Internet-warehouse that will offer specific software solutions and new types of patented or recycled products and services, in addition to the above-listed products.

     Through ENTECS, the Company is active in the business areas of production of wood fibre products as an alternative to conventional peat, briquetting of dust, metal refuses or fibers and composting of sewage and organic refuse.

Electronic Services

     Technological innovations constantly shorten the useful life of applied hardware. In order to remain competitive, companies must replace old computers with computers from the new generation. In addition, as companies grow they require information techniques to fulfill new demands quickly, flexibly and securely; therefore, the networks used by companies are increasingly becoming larger and more complex.

     The Company assists its customers with their hardware requirements by offering equipment and system procurement and maintenance, as well as upgrading and re-equipping of computers and peripheral appliances. Every appliance is subjected to a detailed functions check, brought up to current technical standards and made fit for re-marketing. If desired, the Company will organize and process sales to a customer's employees. If an appliance cannot be re-used as a whole system, the individual functional components will be extracted and tested in accordance with the current quality requirements. Defective appliances and components are evaluated in the Company's certified expert disposal works. The Company makes 100% data protection a top priority.

     In order to further improve the Company's competitive position, management intends to expand the Company's electronic services business to encompass a full Information Technology service profile ranging from system design to implementation to technical service, including network and server maintenance, installation and exchange services and help desk services using remote connectors.

Electronic Recycling

     According to figures from the German Federal Office of the Environment, approximately two million tons of spent electronic equipment is generated each year in Germany alone. Of these, some 50% to 60% comes from the field of entertainment electronics and another 25% from household appliances. The remainder comes from the area of data processing technologies or from other technologies primarily used by industry, research facilities and the business sector. Some 300,000 tons are made up of spent computers and television sets alone, of which it is estimated that only 25% are disposed of in an ecologically sound manner. This electronic scrap contains not only valuable raw materials but also a wide range of toxic substances harmful to the environment.

     Germany has strict laws relating to the recycling and disposal of all manufactured products. The basis for the German environmental legislation with respect to the treatment of waste product, called "Kreislaufwirtschafts-und Abfallgesetz," was effective in October 1996. The German law was enacted, in part, to comply with requirements of the European Union. All European countries participating in the European Union must enact these environmental laws. In practice these laws are enacted in phases. The focus of these phases is to enact legislation which first promotes attempts to avoid the creation of waste, second to recycle the waste and third to deposit or incinerate the waste. Germany is a small country with a large population. Landfill space is extremely limited. Disposal of most waste in Germany is more expensive than it is in the United States. Disposal of waste also becomes more expensive as legislation becomes more directed to recycling or avoidance which is the trend with the European Union dictated requirements.

     Because of the requirements of the European Union, management of the Company anticipates even stricter laws regarding recycling of electronic products such as televisions, computers, computer monitors, radios, telephones and virtually every other type of electronic product. Management expects that these laws will require that the old products be broken down into smaller components and, to the extent possible, that these components be re-used or recycled rather than simply being incinerated. In order to prepare for what the industry views as inevitable recycling requirements, many larger companies have already begun to voluntarily comply with proposed recycling standards and are shipping all used and obsolete electronic products to recycling centers such as that operated by the Company.

     The Company offers its customers a complete service which disassembles, removes, re-utilizes, re-processes and markets and sells the recycled materials to others. The Company's strategies mainly emphasize the technologically feasible reutilization of scrap electrical and electronic equipment in a manner that not only demonstrates economic and ecological responsibility but also achieves maximum conservation of resources through optimum recovery of recyclable materials. The Company provides its employees with the training necessary to operate automated systems utilized to disassemble and process the materials to be recycled.

     All necessary legal, official, trading and refuse authorisations have been granted. The Company is certified by the TUV Suddeutschland as an expert disposal works in accordance with ss. 52 of the recycling and refuse law (KrW-AbfG). The Comapny's waste disposal services also include archiving the recycled materials and documenting the path of movement and end location of that material. This has the additional function of serving as verification for government agencies that the waste has been locally disposed.

     The Company also utilizes its manufacturing equipment to convert glass from cathode ray tubes, commonly referred to as CRTs, computer components and other manufacturing by-products and industrial wastes into manufacturing raw materials that may be resold. In the Company's CRT recycling operation, used CRTs are shipped to the Company by its customers. Under the terms of the arrangements with its customers, the Company is paid a fee for recycling the used CRTs. The CRTs include both funnel glass - the back of a television screen and panel glass. After the funnel glass has been cut from the front portion of the tube and cleaned, it can be sold back to the original manufacturers and other companies to be "up-cycled," i.e., reincorporated into a CRT.

     The Company also recycles computer systems. It resells many of the used computer parts that are generated from this recycling activity, including plastic, gold, copper, aluminum, steel and other raw materials. Management believes that this is possible because the most cost-effective source for spare parts is generally recycled parts, and for out-of-production parts, it is frequently the only source. Conversely, the best use for recycled parts is to resell them for use in the installed base as either spares or low-cost additions to existing systems. Similarly, recycled parts are also often both less expensive and more readily available than repaired parts.

     Management intends to use a wide variety of collection points as the Company grows in the future in order to provide full geographic coverage of Germany's waste disposal needs. At this time, the Company can cover the southern portions of Germany with its own collection center, the Landsberg facility. The Company has not yet expanded into northern Germany because the cost of shipping the electronic scrap to Landsberg, which is in Bavaria, makes such expansion economically unfeasible.

     The Company's future success will depend significantly on its ability to enhance its recycling capabilities in a manner which keeps pace with technological developments and evolving industry standards. There can be no assurance that the Company will be successful in enhancing its recycling capabilities or meeting customer requirements adequately. The Company's delay or failure to develop or acquire technological improvements or to adapt to technological change would have a material adverse effect on the Company's business, results of operations and financial condition.

Used EDP Trading

     The market for second-hand devices is still young. According to International Data Corporation ("IDC"), a market research institute, the world market for used systems in 1997 was valued at approximately US$3.5 billion. According to IDC, the availability of second-hand goods is expected to increase in the coming years. The demand is also expected to increase; however, prices have decreased. IDC estimates an annual market increase of 14% in the next five years. This would be approximately twice the speed at which the disposal market is expected to increase.

     The Company's electronic and recycling businesses guarantee a steady, growing stream of functional components (drives, ventillators, etc.) and devices and/or systems (computers, notebooks, monitors, printers, etc.). Management intends to develop the Company's used EDP retail business utilizing this stream of goods. Before the Company sells any product as a used device, a detailed functions check is carried out and, if necessary, the device is brought up to current technical standards. If a device cannot be used as a complete system, the individual components are extracted and subjected to current quality checks before they are marketed.

     Management intends to market primarily to beginners and PC newcomers, low income private customers, institutions with a high requirement of work station computers and small budgets (e.g. schools and government agencies) and companies with different branches nationally and internationally, primarily in Eastern Europe.

     The Company has commenced sales, primarily to Eastern Europe, and is negotiating with large customers. Management intends to develop this business segment through developing relationships with manufacturers and brokers as trading partners and selling over the Internet under the name
"Computerteile.com."

Internet Marketing of Used Computer Devices and Software.

     According to the British market research company "Fletcher Research," in the year 2004, 121 million Western Europeans will have an Internet connection. According to a survey by the market research company TNS-Emnid, in 1999 more than 10 million Germans had Internet access. According to a study by the economic magazine "Capital," by 2001 approximately 32 million German citizens over 14 years old and 69% of all German companies will be using the Internet, and by the year 2003 there should be 40 million Germans on-line. The number of German on-line shoppers is expected to increase from 9 million to 18 million by 2001 and to 35 million by 2003.

     Due to the increasing numbers of computer-users, management believes that there will be a chance for second hand computers and systems as a less expensive alternative to new equipment for entering the online-world. Therefore the Company maintains an e-commerce platform which offers over the Internet under the domain name "Computerteile.com." numerous tested second hand and new computer devices, components and accessories (eg. printer-accessories for laser or ink-printers) from the stock of TES Oecon, as well as user-oriented customer information (eg. instructions for PC users, expert tips, download-links to producers, etc.) and discussion forums to intensify customer bonding.

     The business is marketed through banner advertising and banner exchange, registration with search engines and in shipping indexes and advertising in journals with high circulation. Management hopes to increase shopper visits through cooperation and partner programs with other Internet shop and mall providers and by carrying out time-limited special actions (e.g. making bonus articles available). Management believes that the use of this unique Internet address (Computerteile.com) to facilitate finding web offers has decisive advantages by describing what the user is seeking.

     Management plans to expand to an Internet-warehouse that will offer specific software solutions and new types of patented or recycled products and services, in addition to the above-listed products. Under the umbrella of the warehouse, management plans to construct and promote individual theme shops in which similar or related products from different manufacturers will be bundled and presented. These theme shops are tailored for their target audiences and are aimed at either individual consumers or business customers. Initially, management intends to offer additional specific software products, for example for operational environmental protection.

Software Solutions for Environmental Protection.
------------------------------------------------

     Management believes that interest is increasing for an automated solution for businesses that need to monitor their environmental protection obligations. This involves overall management supervision of the organizational structure, areas of responsibility, patterns of behavior, operational procedures and processes and materials for the establishment and implementation of firm-wide environmental policy. Especially for small and medium-sized businesses, these software tools have been too inflexible, complex and expensive. Therefore the former ENTECS Software und Umweltmanagement GmbH acquired an exclusive distribution license for the "Fabius 2.1 Software Module for Effective Environmental Management," developed by AkkU Umweltberatung GmbH, a Munich-based company. Individually adjustable modules, connected data tables, graphical results, a complete online handbook and MS Windows standards make Fabius a flexible and cost effective solution which can be employed without any large scale training being necessary. This license was transferred to TES Com as a result of the merger of ENTECS Software und Umweltmanagement GmbH with and into TES Com.

Wood Fiber

     Peat cutting or harvesting has come under public criticism for ecological and conservation reasons. Management expects that peat cutting will be completely prohibited by state law in Bavarian and Hessian moors in the foreseeable future. Large scale peat harvesting has already been largely discontinued because most of the land leases for the peat harvesting expire over the next ten-year period. Development of wood fibre products as a natural alternative is therefore necessary because of the reduction of peat harvesting. The annual peat usage in Germany currently is approximately 6 million square meters, according to the 1994 database of "Torfstreuverbund", an association of peat producers in Germany. Management believes that the amount of peat harvested historically will have to be artificially produced in the long term.

     ENTECS' subsidiary - ENTECS Umwelttechnik GmbH - owns a wood fibre production system located in Bad Wurzach/Allgau. All materials, transportation facilities and technical services for the production of artificial peat are maintained presently at this one location. ENTECS Umwelttechnik GmbH produces three grades of high quality all natural artificial peat products. The quality of the products depends on the quality of the raw materials used in the process. The wood fibre products have all of the qualities of peat - confirmed by numerous tests and sample taking - and are marketed as Torbella(R)plus, Torbella(R)standard and Tornova(R). Torbella(R)and Tornova(R)are registered trademarks. Management believes these products provide the following advantages:

     o flawless natural product without chemical additives o large water absorption capacity
     o    development of high-quality humus soil
     o    produced from waste wood
     o    unlimited uses
     o contributes to the conservation of the bio-top and the protection of the peat deposits.

     ENTECS has entered into a cooperation agreement with a wood fibre manufacturer in the newly formed German states and has, through this, clearly expanded its sales area and production capacities.

     Target customers are garden soil manufacturers, garden supply stores and governmental units. ENTECS' wood fibre products have numerous potential applications. They cover all application areas of peat in the garden and landscaping area, and serve as dams, flows or mesh irrigation, as sack culture (vegetables, cut flowers), to improve the soil, as a mulch material, for sports grounds or for special uses like biological exhaust filtering or as a binding material for soaking up chemical substances.

Briquetting

     The Company holds an exclusive license to utilize the patent protected DSA system which economically binds numerous types of particulate production refuse (e.g. dust, metal refuse, fibers, paper refuse, etc.) into solid material. Currently many of these types of production residues are treated as special refuse and must, regardless of their high commercial value, be disposed of at high cost. With the DSA system, refuse can be reused in production. The dust is mixed in a double screw extruder and pressed into pellets or bars (compacted). The pellets or bars are used as a secondary material in the smelting process and as such, are incorporated into a later treatment. This consequent cycling is not only a real economic recycling, rather it also helps to relieve the overloaded specialist dumps.

     Numerous uses exist for these recycling technologies. Until now, no comparable process existed in Germany; therefore, the Company should have a clear technological advantage and competitive edge in this area. In addition, the customer benefits through saving a large part of his special refuse disposal cost through the more cost efficient preparation.

     Management intends to initially conduct this business with a mobile installation which will make briquetting possible directly where the customer is situated.

     The Company has conducted initial tests for the paper and metal industries. Management intends to commence offering this technology for metal dust from the metal industry and for rejects from the paper industry during calendar year 2000.

Composting

     The Company has obtained exclusive rights for Spain, Portugal, North America and South America for the patent protected Orgaver(R)-System which is already being used in numerous European countries. In contrast to many competing products, under the Orgaver(R)-System, the material is split during the intensive mixing process, thereby containing the emission of unpleasant odors to the shortest time possible. In addition, the Orgaver(R)-System is the only composting system which offers sewage preparation. Through its technical conception, the system is superbly suited as a local or regional solution (e.g. for holiday clubs or for large hotels). The Orgaver(R) and its compost products are also a homogenous supplement to the wood fibre material already produced by ENTECS.

Discontinued Businesses

Job Training.
-------------

     The Company was developing a job-training center which was intended to provide training for long-term unemployed youths and disadvantaged people in various new technical job classifications in environmental protection areas, such as the position title "electronic recycling technician." The center would have been dependent on state subsidies and programs. Recently, due to changing conditions in Germany, and especially in Bavaria where the center was to be located, management has determined that the demand for this training and the availability of potential trainees are not sufficient to support the proposed business. Therefore, management decided not to pursue this line of business.

The Concrete Recycling System (BRS Compact).
--------------------------------------------

     In 1997, ENTECS obtained from Mr. Juergen Bozenhardt the exclusive licensing rights to a new recycling system for the capture and re-use of cement waste and waste water that is generated by cement mixing plants. The system, known as the "BRS-Compact," was in the process of being patented both as a technology and as a process. The granting of the patents was a condition to the license; however, as of the date of this Annual Report, one of the patents has been denied and the other is pending. In addition, ENTECS learned that the BRS-Compact system licensed from Mr. Bozenhardt has several design defects that prevent the machine from operating properly. After the first customer refused to accept the BRS system because of several breakdowns during its testing of the machine, ENTECS contacted an independent engineering expert to test and audit the BRS-Compact system. The engineering consultant advised ENTECS that there are design defects in the BRS-Compact system that will prevent it from working reliably unless corrected.

     As a result of the design defects in the BRS-Compact system and the lawsuit discussed under "Item 3, Legal Proceedings," below, management cannot proceed with this business at this time.

Competition

Electronic Services
-------------------

     The Company's major competitor in the electronic services industry is Omnico GmbH. Omnico offers different services for the second hand PC, such as upgrading and repair services, and used EDP trading with resellers and via the Internet; however, Omnico doesn't recycle like the Company does. In the used EDP trading sector there are several medium sized, mostly regional trading companies and foreign resellers from Eastern Europe (both individuals and companies).

Electronic Recycling
--------------------

     Management believes that the electronic recycling services industry is fragmented with widespread competition from a variety of small independent suppliers and several major suppliers in Germany. Management believes that competition for recycling and waste disposal customers is based on price and the ability to offer convenient locations for shipping of waste and recycling products. Rethmann Entsorgungs AG & Co, Telvest Recycling GmbH, von Roll MBB Recycling GmbH and Hetzel Elektronik-Recycling GmbH are the Company's' major competitors in southern Germany.

Wood Fibre
----------

     There are three major, directly competitive products to the ENTECS products on the market - namely, "Cultifibre" (produced by an international working soil company), "Toresa" (the current market-leader in Switzerland, produced by a Swiss company active primarily in northern Germany) and "Fibrosana" (produced by a locally-oriented and working soil company in the newly formed German states).

Composting
----------

     The Company has two main competitors in the composting industry with comparable products - Backhus Kompostiertechnik GmbH and Doppstadt Calbe GmbH. However, neither of these companies offers complete systems like the Orgaver(R)
- System.

Briquetting
-----------

     Since the technology which the Company uses is patented, management is not aware of any direct competitors in this business segment. However there might be alternative technical solutions that management has not analysed yet.

Government Regulation

     Germany has adopted some of the strictest laws in the world relating to the recycling and disposal of chemicals, waste, appliances, computers, television sets and other electronic products. The business of recycling and waste disposal is subject to various governmental laws on both a federal and state basis in Germany. Further, the regulations are becoming increasingly complex and recycling and disposal more strictly regulated. These laws and regulations include landfill disposal restrictions, hazardous waste management requirements and air quality standards, as well as special permit and license conditions for recycling and disposal of waste and outdated or used products.

     The Company's recycling centers, including the Landsberg facility, as well as various centers with which the Company may contract to provide services, are subject to various federal, state and local laws and regulations and licensing requirements. These laws and regulations relate to the collection, processing and recycling of chemicals, waste, appliances, computers, television sets and other electronic products. Requirements for registrations, permits and licenses vary depending upon the locale in which the recycling center is located. The Company's centers are registered with the German government as hazardous waste generators and are licensed, where required, by appropriate state and local authorities.

     Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to comply with the conditions of these permits, approvals, registrations, authorizations or exemptions may adversely affect the operation of the Company's business and may subject the Company to federal, state or locally-imposed penalties. The Company's ability to satisfy the permitting requirements for a particular facility does not assure that permitting requirements for other facilities will be satisfied. In addition, if new environmental legislation is enacted or current regulations are amended or are interpreted or enforced differently, the Company or its customers may be required to obtain additional operating permits, registrations, certifications, exemptions or approvals. There can be no assurance that the Company or its customers will meet all of the applicable regulatory requirements. The Company also has agreements with approved and licensed hazardous waste companies for transportation and disposal of PCBs from its recycling center.

     Management believes that further government regulation of the recycling industry could have a positive effect on the Company's business. The level of enforcement, for example, by federal, state and local environmental protection agencies, could positively affect demand for the Company's services. However, there can be no assurance what course future regulation may take. Under some circumstances, further regulation could materially increase the costs of the Company's operations and have an adverse effect on its business.

Employees

     The Company has 15 full time employees, including Gerd Behrens, and four freelance workers in production, sales and marketing.

Factors That May Affect Future Results

     Expansion into New Businesses. Although the Company has been in business since 1994, its operations initially consisted mainly of the marketing and sale of recycling services to larger companies, and substantially all of its revenues have been derived from the sale of recycling services. The Company recently expanded into several new business segments. There can be no assurance that the Company will be able to successfully develop, market and conduct its various businesses. There can be no assurance that, even after the expenditure of substantial funds and efforts, the Company will ever achieve or maintain an adequate level of business or profitability. The failure to successfully develop, market, sell and conduct any of its operations will have a material adverse effect on the Company's financial condition and results of operations.

     Need for Additional Financing. The Company's business is capital intensive. Management believes that the Company's current cash reserves, together with cash generated from operations, will enable it to fund its operations until at least the end of 2000. If the Company is not profitable prior to such time or if its activities do not generate sufficient cash-flow to fund its operations and activities, the Company will require additional financing. The Company has no commitments for any future financing and there can be no assurance that the Company will be able to obtain additional financing in the future from either debt or equity financings, bank loans or other sources on acceptable terms or at all. If available, any additional equity financings may be dilutive to the Company's stockholders and any debt financings may contain restrictive covenants and additional debt service requirements, which could adversely affect the Company's operating results. If the Company is unable to obtain necessary financing, it will be required to significantly curtail its activities or cease operations.

     Dependence on Key Employees. The Company's success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on the Company's results of operations. Further, management believes that the Company's success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop and market its various businesses in a successful manner.

     Control by Management. The officers and directors of the Company own approximately 53.9% of the outstanding shares of the Company's common stock. Due to their stock ownership, the officers and directors will be in a position to elect the Board of Directors and, therefore, to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

     Dependence upon Environmental Regulation. Federal, state and local environmental legislation and regulations mandate stringent waste management and operations practices, which require substantial capital expenditures and often impose strict liabilities for non-compliance. Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for the technology and services being developed or offered by the Company. The level of enforcement activities by federal, state and local environmental protection and related agencies, and changes in regulations and waste generator compliance activities, will also affect demand. To the extent that the burdens of complying with such laws and regulations may be eased as a result of, among other things, political factors, or that suppliers of manufacturing by-products and other industrial wastes find alternative means to comply with applicable regulatory requirements, the Company's ability to procure such by-products and wastes and the demand for the Company's services could be adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any changes in these regulations which increase compliance standards may require the Company to change or improve its processes.

     Regulatory Status of Operations. The Company and its customers operate in a highly regulated environment, and any future facilities may be required to have various federal, state and/or local government permits and authorizations, registrations and/or exemptions. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to comply with the conditions of such permits, approvals, registrations, authorizations or exemptions may adversely affect the operation of the Company's business and may subject the Company to federal, state or locally-imposed penalties. The Company's ability to satisfy the permitting requirements for a particular facility does not assure that permitting requirements for other facilities will be satisfied. In addition, if new environmental legislation is enacted or current regulations are amended or are interpreted or enforced differently, the Company or its customers may be required to obtain additional operating permits, registrations, certifications, exemptions or approvals. There can be no assurance that the Company or its customers will meet all of the applicable regulatory requirements.

     Potential Environmental Liability. The Company's recycling business exposes it to the risk that harmful substances may be released or escape into the environment from its facilities, processes or equipment, resulting in potential liability for the clean-up or remediation of the release and/or potential personal injury associated with the release. Additionally, the Company is potentially subject to regulatory liability for the generation, transportation, treatment, storage or disposal of hazardous waste if it does not act in accordance with the requirements of federal or state hazardous waste regulations or facility specific regulatory determinations, authorizations or exemptions.

     The Company may also be exposed to certain environmental risks resulting from the actions of the suppliers of the products that it recycles and other suppliers of industrial wastes. Although the Company maintains general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities related to environmental damage or pollution. Although the Company conducts and plans to conduct its operations prudently with respect to environmental regulations and plans to structure its relationships with customers and contractors in a manner so as to minimize its exposure to environmental liabilities, the Company's business, financial condition and results of operations could be materially adversely affected by an environmental claim that is not covered or only partially covered by insurance or other available remedy.

     Ability to Respond to Technological Change. The Company's future success will depend significantly on its ability to enhance its recycling capabilities and other businesses in a manner which keeps pace with technological developments and evolving industry standards. There can be no assurance that the Company will be successful in enhancing its recycling capabilities or meeting customer requirements adequately. The Company's delay or failure to develop or acquire technological improvements or to adapt to technological change would have a material adverse effect on the Company's business, results of operations and financial condition.

     Competition. The market for the Company's services and recycled products is competitive and subject to rapid change. There can be no assurance that competitors will not develop alternative methodologies that: (i) are superior to the Company's methodologies; or that (ii) achieve greater market acceptance. Further, the market for recycled products and raw material is dependent to some extent upon prices for new products and material, and perceptions as to the quality of recycled products or material. To the extent that the prices of new products or material are competitive with the prices offered by the Company, sales of the Company's recycled products may be adversely affected. Accordingly, there can be no assurance that the Company will be able to compete successfully with its present or potential competition, or that competition will not have a material adverse effect on the Company's results of operations and financial condition.

     Dividends and Dividend Policy. The Company has not paid any cash dividends on its common stock and does not expect to declare or pay any cash or other dividends in the foreseeable future. As a holding company, the Company holds no significant tangible assets other than its investments in and advances and loans to its wholly-owned subsidiaries. The Company's ability to make cash dividend payments to holders of the common stock is dependent upon the receipt of sufficient funds from its subsidiaries.

     Limited Trading Market. There is only a limited market for the Company's common stock, and there can be no assurance that an active trading market will develop or be sustained in the future. The Company does not presently meet the requirements for inclusion in either the Nasdaq SmallCap Market or the Nasdaq National Market, and the Company may never meet the requirements for inclusion on either of those two markets. Trading in the common stock is being conducted in the over-the-counter market in the NASD's "Electronic Bulletin Board." As a result of trading on the Bulletin Board, it may be more difficult to obtain quotations of the market price of the Company's securities. Consequently, the liquidity of the securities may be impaired, not only in the number of securities which could be bought and sold but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage of the Company and lower prices for the Company's securities than might otherwise be attained.

     Possible Inability to List Securities on Nasdaq and Potential Effect upon Trading. The Nasdaq Stock Market, which administers Nasdaq, has recently made changes in the criteria for Nasdaq eligibility. In order to be included in Nasdaq's SmallCap Market, a company must satisfy the requirements described below. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion), (ii) have a market capitalization of $50 million ($35 million for continued inclusion), or (iii) have net income (in the latest fiscal year or 2 of the last 3 fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements: (i) one million shares in the public float (500,000 for continued inclusion), (ii) $5 million of market value of the public float ($1 million for continued inclusion), (iii) a minimum bid price of $4 ($1 for continued inclusion), (iv) three market makers (two for continued inclusion), (v) 300 (round lot) shareholders, (vi) an operating history of one year or market capitalization of $50 million, and (vii) certain corporate governance standards. The Company does not presently meet the requirements for inclusion in either the Nasdaq SmallCap Market or the Nasdaq National Market, and may never meet the requirements for inclusion in either of those two markets. Trading in the Company's securities is conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board." Therefore, it is more difficult to obtain quotations of the market price of the Company's securities. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and the news media's coverage of the Company and lower prices for the Company's securities than might otherwise be attained

     Risks of Classification as a "Penny Stock." The Company's securities come within the definition of "penny stock" contained in Rule 3a51-1 under the Securities Exchange Act of 1934 (the "Exchange Act"). Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that sell securities which come under the "penny stock" definition to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by such rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of the Company's shareholders to sell any of their securities in the secondary market.

     Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     Possible Volatility of Stock Price. The market price of the Company's common stock could be subject to significant fluctuations in response to variations in actual and anticipated quarterly operating results, changes in earnings estimates by analysts, announcements of new products or technological innovations by the Company or its competitors, and other events or factors. In addition, the stocks of many companies have experienced extreme price and volume fluctuations that have often been unrelated to the companies' operating performance.

     Shares Eligible for Future Sale. As of December 31, 1999, the Company had not reserved any shares of common stock for issuance upon exercise of stock options which may be granted pursuant to its stock option plan ("Plan Options"). Sales of common stock underlying the Plan Options may adversely affect the price of the common stock. In addition, the existence of such options and warrants may adversely affect the terms on which the Company may obtain additional equity capital in the future. Further, all of the Company's common stock, other than the 11,483,374 shares issued in the TES/ENTECS merger, has been sold in "off-shore" transactions, including 233,476 shares that were sold between February and July of 1997, and which under certain circumstances have been eligible for resale into the United States after those shares had been held for one year. Shares held by the officers and directors of the Company may only be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. The sale or resale of these shares could have a depressive effect upon the trading price of the common stock, if a market for the shares develops.

     Important Factors Related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the development and conduct of the Company's various businesses, and the future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will be able to develop its various businesses, that competitive conditions within the various industries in which the Company competes will not change materially or adversely, that demand for the Company's services and products will remain strong, that the Company will retain key management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed elsewhere under other risk factors, the business and operation of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 2. Description of Property

     The Company currently leases office space for the Company's main corporate offices at 25 Impler Strasse, 81371, Munich, Germany, at a monthly rental of approximately 5,575 DM. The lease expires on December 31, 2004. Management of the Company believes that the existing facilities are adequate at this time for the Company's operations. In addition, the Company leases two buildings for its recycling operations at Landsberg a. Lech, Germany, at a monthly rental of approximately 20,250 DM. The leases on these buildings expire on December 31, 2001. Under the terms of these leases, the Company also has an option to purchase one of the buildings for 2,200,000 DM if the option is exercised prior to December 31, 2000. Thereafter the price increases by 77,000 DM per year. The facility in Landsberg is sufficiently large that the Company expects that it will also be able to conduct its job training at that same facility.

Item 3. Legal Proceedings

     Mr. Juergen Bozenhardt, the licensor of the BRS-Compact concrete recycling system, has filed a lawsuit against the Company based on the alleged breach of a consulting contract between him and the Company. Mr. Bozenhardt alleges that the Company owes him approximately 280,000 DM under the agreement. Management of the Company maintains that, as a result of the design defects in the BRS-Compact concrete recycling system and Mr. Bozenhardt's failure to obtain the two patents required under the BRS-Compact license, Mr. Bozenhardt owes the Company approximately 575,000 DM and has counterclaimed for that amount. Management intends to vigorously defend the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

     At a special meeting of its shareholders duly called and held on July 30, 1999, the shareholders of ENTECS approved (i) an agreement and plan of merger between TES, TES Acquisition Corp., a wholly owned subsidiary of the Company ("TES Acquisition"), and ENTECS, and (ii) the merger of TES Acquisition with and into ENTECS. As a result of the merger, ENTECS became a wholly owned subsidiary of the Company and each outstanding share of ENTECS common stock, no par value, was converted into the right to receive seven shares of the Company's common stock. The merger was consummated effective August 10, 1999.

     No matters were submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters

     Until recently, there was no public market for the Company's common stock. At the present time, there is only a limited market for the common stock. There can be no assurance that an active trading market will develop or be sustained in the future for the Company's securities. The Company does not presently meet the requirements for inclusion in either the Nasdaq SmallCap Market or the Nasdaq National Market. Trading in the common stock is being conducted in the over-the-counter market in the NASD's "Electronic Bulletin Board." The Company may never meet the requirements for inclusion in either of those two markets. As a result of trading on the Bulletin Board, it may be more difficult to obtain quotations of the market price of the Company's securities. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than might otherwise be attained.

     The Company's securities also come within the definition of "penny stock" contained in Rule 3a51-1 under the Securities Exchange Act of 1934. Classification as a penny stock may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of the Company's stockholders to sell any of their securities in the secondary market.

     The Company's board of directors has adopted a stock option plan under which it could issue up to 500,000 shares of common stock. No options have been granted under the stock option plan at this time. However, future sales of shares that might be issued in the future on exercise of any options granted under the stock option plan could have a depressive effect on the trading price of the common stock. In addition, the existence of options may adversely affect the terms on which the Company may obtain additional equity capital in the future. The market price of the Company's common stock could be subject to significant fluctuations in response to variations in actual and anticipated quarterly operating results, changes in earnings estimates by analysts, announcements of new products or technological innovations by the Company or its competitors and other events or factors. Further, the stocks of many companies have experienced extreme price and volume fluctuations that have often been unrelated to the companies' operating performance.

     The table set forth below presents the range, on a quarterly basis, of high and low bid prices per share of the Company's common stock as reported by Nasdaq. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions. The Company's common stock began trading in the over-the-counter market during the fourth quarter ended December 31, 1998. The first quotation for the Company's common stock was reported in the NASD's Electronic Bulletin Board on October 23, 1998. Therefore, the high and low bid reported below for the quarter ended December 31, 1998 do not represent a full quarter of activity.

         Quarter Ended                         High                        Low
         -------------                         ----                        ---

         December 31, 1998                    $3.50                       $0.75

         March 31, 1999                       $4.25                       $1.75
         June 30, 1999                        $1.75                       $1.75
         September 30, 1999                   $2.00                       $1.75
         December 31, 1999                    $2.00                       $0.25

         March 31, 2000                       $0.625                      $0.25

     The Company had approximately 192 shareholders of record as of March 31, 2000, which does not include shareholders whose shares are held in street or nominee names.

     Holders of the Company's common stock are entitled to receive dividends as may be declared by the board of directors out of legally available funds. No dividends have been declared to date by the Company, nor does management anticipate declaring and paying cash dividends in the foreseeable future. At the present time, the Company has a net deficit and is prohibited from paying dividends under Colorado law.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations. The financial statement items for the year ended December 31, 1998 in the table below and under "Year Ended December 31, 1999 Compared to Year Ended December 31, 1998" have been restated to include the operations of ENTECS.

                                                    Fiscal year ended
                                                        December 31,
                                             --------------------------------
                                              1997          1998       1999
                                               DM            DM         DM
                                               --            --         --

   Sales                                      100.0%       100.0%      100.0%
   Cost of Operations                          39.6         33.1        57.1
   Gross Profit                                60.4         66.9        42.9
   General and administrative                 195.3        230.2       296.3
   Income (loss) from operations             (134.9)      (163.3)     (253.3)
   Interest income                              4.2          3.2         2.2
   Losses of Unconsolidated Subsidiary          --          (8.0)         --
   Interest expense                           (10.3)        (6.7)       (6.1)
   Net income                                (140.9)      (174.8)     (257.2)

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Sales for the year ended December 31, 1999, were 1,177,179 DM, an increase of 497,754 DM, or 73.3%, as compared to the year ended December 31, 1998. This increase in sales resulted principally from sales to new customers and the Company's expansion into new businesses, such as used EDP trading. In addition, whereas in 1998 ENTECS GmbH was still engaged in testing, opened a new production location and had only small orders for production, this subsidiary obtained its first one-year production contract and was fully operational in 1999.

     Cost of operations for the year ended December 31, 1999 were 671,592 DM, an increase of 455,414 DM, or 210.7%, as compared to the year ended December 31, 1998. This increase in cost of operations resulted principally from construction and repair costs for the BRS-System due to design defects and the cost of raw materals, supplies and merchandise purchased by ENTECS Umwelttechnik GmbH for the production of wood fibre and by TES Oecon AG for the used EDP trading.

     General and administrative expenses for the year ended December 31, 1999 were 3,487,895 DM, an increase of 633,040 DM, or 22.2%, as compared to the year ended December 31, 1998. This increase in general and administrative expenses was primarily due to the following:

     o Increased payroll and payroll related expenses for employees in the Landsberg facility in combination with a reduction in the state subsidies which the Company receives for each new position created in the recycling component of the Company's business. These subsidies are treated as an offset to general and administrative expenses. The subsidies which the Company receives from the state end after each new employee's first complete year of employment. Thereafter, the Company must bear the full cost of such employee's salary and benefits.

     o Rent for additional storage ground at the Landsberg facility due to increased operating activity.

     o Legal and accounting expenses related to the merger of the Company with ENTECS.

     o    Extraordinary depreciation of the BRS-licence.

     As a result of the above factors, the operating loss for the year ended December 31, 1999 was 2,982,308 DM, an increase in the operating loss of 590,700 DM, or 24.7%, as compared to the year ended December 31, 1998.

     Interest income increased by 88.8% for the year ended December 31, 1999 as compared to the previous year. Interest income was 26,109 DM for the year ended December 31, 1999 and was 13,831 DM for the year ended December 31, 1998. Interest expenses for the year ended December 31, 1999 were 71,899 DM, an increase of 53,156 DM, or 283.6%, compared to the previous year. This increase was a result of increased borrowings by the Company.

     As a result of the above factors, the net loss for the year ended December 31, 1999 was 3,028,098 DM, an increase of 582,578 DM, or 23.8%, as compared to the year ended December 31, 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Sales for the year ended December 31, 1998, were 610,056 DM, an increase of 156,147 DM, or 25.6%, as compared to the year ended December 31, 1997. This increase in sales resulted principally from increased production volume in the Companies recycling business, including increased production volume at its new Landsberg facility during its first operational year.

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

     General and administrative expenses for the year ended December 31, 1998 were 1,404,368 DM, an increase of 517,672 DM, or 58.4%, as compared to the year ended December 31, 1997, despite a 9.0% decrease in general and administrative expenses of related parties. This increase in general and administrative expenses was due to increased lease costs resulting from the leasing and opening of the Landsberg facility and to staffing and labor expenses related to the increased production volume in the Company's recycling business. The Company also incurred increased general and administrative expenses as a result of increased marketing activities and additional professional services resulting from the Company's merger plans with ENTECS.

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

Liquidity and Capital Resources

     The Company is currently experiencing a liquidity crisis and must raise additional funds. Further, the Company has not generated sufficient cash-flow to fund its operations and activities. The Company traditionally relied principally upon internally generated funds and loans from its principal shareholder and his wife to finance its operations and growth. At December 31, 1999 the Company had negative working capital of 617,135 DM and cash had decreased to 428,328 DM. Further, the Company has an accumulated deficit of 7,176,079 DM at December 31, 1999.

Year 2000 Compliance

     The Year 2000 Problem referred to existing computer programs' ability to appropriately distinguish the year 2000 from the year 1900 when processing transactions. Prior to January 1, 2000, management of the Company had been advised that all software programs that the Company was using had been programmed for Year 2000. As of this date, the Company has not experienced any difficulties in year 2000 compliance. No contingency plans have had to be initiated and no additional costs have been incurred.

     In addition, the Company's software is programmed to accept the New European currency - the EURO.

Item 7. Financial Statements

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The officers and directors of the Company are as follows:

Officers and Directors
                                                              Tenure as Officer
      Name              Age            Position(s)               or Director
      ----              ---            -----------               -----------

Gerd Behrens             62         Chairman of the             June 21, 1994
                                    Board and President         to Present

Frank Behrens            33         Secretary-Treasurer         March 3, 1995
                                    and a Director              to Present

Dieter Gastinger         56         Senior Vice President       August 10, 1999
                                    and a Director              to Present


     Gerd Behrens and Frank Behrens may be deemed to be "promoters" and "parents" of the Company within the meaning of the Rules and Regulations promulgated under the Securities Act.

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified. Gerd Behrens is the father of Frank Behrens. There are no other family relationships between any director or executive officer and any other director or executive officer. Set forth below is biographical information with respect to the Company's founders and promoters and each officer and director.

     Gerd Behrens, founder and promoter, has been Chairman of the Board and President of the Company since inception. Mr. Behrens holds a Diploma as a Businessman (Dipl. Kaufmann), which is roughly equivalent to a Bachelors Degree in Business Administration in the United States. Mr. Behrens has over 36 years of experience in business with a variety of firms and has served in a number of positions, including senior management positions, since 1989. From 1989 until the founding of the Company, Mr. Behrens was the managing director of Data Consult, a firm located in Munich, Germany, that purchased and sold used computers. Since the founding of the Company, Mr. Behrens has devoted substantially all of his time to the business and affairs of the Company.

     Frank Behrens has been Secretary and a director of the Company since March 3, 1995. Mr. Behrens is a graduate of Ludwig-Maximillians University in Munich in Geography and Economics. Mr. Behrens has served as a consultant to various firms, including the Company, since graduating in 1995. Mr. Behrens' consulting services have related primarily to environmental management and controlling systems. Mr. Behrens provided the Company with assistance in the writing and drafting of its business plan and offering materials that were used to raise funds from German investors.

     Dieter Gastinger has been Senior Vice President and a director of the Company since consummation of the merger between the Company and ENTECS in August 1999. He has been a director of ENTECS since September 1997. For the past ten years Mr. Gastinger has been the owner of UWAS Umweltservice GmbH, a firm offering environmental services and recycling technologies. Prior to starting his environmental recycling business, Mr. Gastinger was CFO for a renting service firm and managing director of a leasing firm in Germany.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Gerd Behrens, Jutta Behrens, Frank Behrens and Karsten Behrens failed to timely file Forms 4 or Forms 5 reporting the increases in their shareholdings which resulted from the merger between TES Acquisition and ENTECS. In addition, Karsten Behrens failed to timely file Forms 4 or a Form 5 to report dispositions of the Company's common stock. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 1999, the Company's directors, executive officers and 10% owners were not required to file any other
Section 16(a) reports.

Item 10. Executive Compensation

     The following table summarizes all compensation paid to the officers and directors of the Company for services rendered to the Company during the last three fiscal years. Gerd Behrens' salary for 1998 includes 95,500 DM from TES (80,000 DM of which he elected to defer until the time that the Company has funds available to pay him) and 57,600 DM from ENTECS (all of which he elected to defer until the time that the Company has funds available to pay him). This unpaid salary has been included as an accrued expense of related parties in the balance sheet of the Company as of December 31, 1998. He also has elected to defer payment of his salary for 1999. Frank Behrens' salary for 1998 was paid to him by ENTECS. Dieter Gastinger's salary for 1998 and 1999 was paid to him by ENTECS.


                                                                                                Long Term
                                                Annual Compensation                            Compensation
                                                --------------------                           ------------
                                               Salary/Consulting Fees                            Number of
    Name and                                    ----------------------          Other Annual      Options
Principal Position             Year              DM                US$          Compensation     Awarded
------------------             ----              --                ---          ------------     -------

Gerd Behrens,                  1999            48,000            24,615              -0-            -0-
President                      1998           153,100            91,841              -0-            -0-
and Director                   1997            57,600            32,141              -0-            -0-

Frank Behrens,                 1999            51,100            26,205              -0-            -0-
Secretary-Treasurer            1998            77,500            46,490              -0-            -0-
and Director                   1997            40,250            22,460              -0-            -0-

Dieter Gastinger,              1999            53,750            27,564              -0-            -0-
Director                       1998            52,850            31,704              -0-            -0-
                               1997               -0-               -0-              -0-            -0-

Jutta Behrens,                 1999             6,000             3,076              -0-            -0-
Treasurer and Director         1998               -0-              -0-               -0-            -0-
prior to August 1999           1997               -0-              -0-               -0-            -0-


Employment and Consulting Agreements

     The Company has entered into an employment agreement with Gerd Behrens under which Mr. Behrens will be paid approximately 8,000 DM (US $4,762) per month; however, since July 1, 1999 his salary is at a monthly rate of 660 DM. Mr. Behrens has deferred payment of this compensation until the Company has funds available to pay him. The Company previously had a consulting agreement with Frank Behrens to prepare a business plan and an investment memorandum for which he was paid a flat rate. Gerd Behrens and Frank Behrens devote their full time and attention to the Company and its subsidiaries.

Directors

     Other than in accordance with their employment or consulting arrangements, the members of the board of directors are not compensated for their services as directors; however, they are reimbursed for all reasonable expenses incurred in connection with those services.

Option Plans

     Except as described below, the Company has no retirement, pension, profit sharing, stock option or insurance or medical reimbursement plans or programs covering its officers and directors, and does not contemplate implementing any of these plans at this time.

     The board of directors of the Company has adopted a stock option plan, which provides for the grant of options to purchase an aggregate of not more than 500,000 shares of the Company's common stock. The purpose of the stock option plan is to make options available to directors, management, key employees, consultants and technical advisers of the Company. A grant of stock options to these individuals will provide them with a more direct stake in the future of the Company and provide them with additional rewards and incentives for contributing to the Company's success.

     A committee appointed by the board of directors administers the stock option plan. This committee determines the following:

     o    the persons to be granted options under the plan
     o    the number of shares subject to each option
     o the term of the option o the manner in which the option may be exercised
     o the exercise price of each option, subject to the requirement that no option may be exercisable more than 10 years after the date of grant.

     The committee will have the power to establish such other terms and conditions for options granted under the stock option plan as they determine are necessary and appropriate. No option granted under the plan shall be transferable otherwise than by will or the laws of descent and distribution. The exercise price of stock options granted under the plan will be established by the board of directors in their sole discretion and may be less than the fair market value of the underlying shares on the date of grant as determined by the committee. The exercise price may be paid in cash or in common stock or a combination of cash and common stock.

     As of the date of this Annual Report, no options have been granted under the stock option plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 31, 2000 with respect to the ownership of the Company's common stock by all officers and directors, individually, all officers and directors as a group and all beneficial owners of more than 5% of the common stock. Except as otherwise indicated, the following shareholders have sole voting and investment power with respect to the shares.

     Gerd and Jutta Behrens are husband and wife, and each own shares separately. Gerd Behrens individually owns 1,500,000 shares and Jutta Behrens individually owns 1,260,000 shares. Under SEC rules, as husband and wife, each of them may be considered the beneficial owner of the shares held by the other. Frank Behrens and Karsten Behrens are brothers and are the sons of Gerd and Jutta Behrens. Gerd and Jutta Behrens disclaim beneficial ownership of the shares held by their sons.

      Name and address                  Number of                  Percent  of
        of owner                         shares                       class
        --------                         ------                       -----

     Gerd Behrens                       6,260,000                      37.6%
     C/O TES Com GmbH
     25 Impler Strasse,
     Munich, 81371,
     Germany

     Frank Behrens                      2,000,000                      12.0%
     C/O TES Com GmbH
     25 Impler Strasse,
     Munich, 81371,
     Germany

     Dieter Gastinger                     700,000                       4.2%
     C/O ENTECS GmbH
     25 Impler Strasse,
     Munich, 81371,
     Germany

     Jutta Behrens                      6,260,000                      37.6%
     C/O TES Com GmbH
     25 Impler Strasse,
     Munich, 81371,
     Germany

     Karsten Behrens                    1,895,000                      11.4%
     C/O TES GmbH
     25 Impler Strasse,
     Munich, 81371,
     Germany

     All officers and directors         8,960,000                      53.9%
     as a group (3 persons)(1)
--------------------------

(1) Does not include 1,895,000 shares held by Karsten Behrens because he is neither an officer nor a director of the Company. Includes 1,260,000 shares held individually by Jutta Behrens because these may be considered to be beneficially owned by her husband, Gerd Behrens.

     There are no outstanding options, warrants or rights to purchase securities from the Company.

Item 12. Certain Relationships and Related Transactions.

     In connection with the founding of the Company, Gerd Behrens acquired 4,500,000 shares of its common stock. Subsequent to the founding and prior to the time that the Company raised any funds from outside directors, Mr. Behrens sold his wife, Jutta Behrens, and his sons, Karsten and Frank Behrens, 2,760,000 of these shares. Mr. Behrens paid approximately 90,870 DM (US $54,089) for his original 4,500,000 shares. The shares discussed in this paragraph have been adjusted to reflect a stock dividend issued in December 1998.

     Jutta Behrens, the wife of Gerd Behrens, has loaned the Company an aggregate of 330,000 DM since 1996. The initial loan was made on March 20, 1996, in the amount of 80,000 DM (US $51,992) for a four-year term and bears interest at 9.25% per year. The second loan was made on September 10, 1996, in the amount of approximately 50,000 DM (US $32,495) for a five-year term and bears interest at 8% per year. In April 1999 Jutta Behrens loaned the Company 200,000 DM. The loan had an initial term of one year and automatically extends for additional one-year terms if not previously repaid. It bore interest at a rate of 4.15% per annum until April 2000 at which time the rate of interest increased to 5.4% per annum.

     In connection with their financing efforts in Germany, TES and ENTECS entered into consulting agreements with Yvonne Marquard, who was at that time a director of ENTECS and a shareholder of TES. Ms. Marquard is the wife of Michael Marquard, who was an employee of the Company. Under the agreements Mrs. Marquard was paid a consulting or finder's fee based upon the difference between 20% of the gross proceeds raised and the amount of commission or fees actually paid to brokers or finders for the sale of the companies' securities. Ms. Marquard did not receive any payments from TES under its agreement in either 1998 or 1999; however, ENTECS paid Mrs. Marquard approximately 146,525 DM (US$87,897) under its agreement in 1998 and 45,000 DM (US$23,077) in 1999. In addition, TES paid Ms. Marquard approximately 86,399 DM (US$51,829) in 1998 and 42,200 DM (US$21,641) in 1999 for marketing-consultant services.

     The Company paid Karsten Behrens, a major shareholder in the Company, consulting fees equal to approximately 12,255 DM (US$7,352) in 1998. These fees were for the performance of legal services for the Company and the writing and drafting of the Company's business plan and offering materials that were used to raise funds from German investors.

     The management of the Company believes that the above transactions were on terms no less favorable than could be obtained from unaffiliated third parties. The Company does not presently have any policies regarding future affiliated transactions.

     Except as otherwise disclosed herein, there have been no related party transactions or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

There are no exhibits filed with this Annual Report.

     (b) Reports on Form 8-K

     On September 27, 1999, the Company filed a report on Form 8-K reporting under Item 2 thereof the merger of TES Acquisition Corp. with and into ENTECS pursuant to which ENTECS became a wholly owned subsidiary of the Company. The unaudited financial statements of ENTECS at June 30, 1999 and for the six months ended June 30, 1999 and 1998, the audited financial statements of ENTECS at December 31, 1998 and for the years ended December 31, 1998 and 1997 and unaudited pro forma combined condensed financial information giving effect to the merger were filed under Item 7 of that report on Form 8-K.

     No reports on Form 8-K were filed by the Company during its fourth quarter ended December 31, 1999.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TECHNICAL ENVIRONMENT SOLUTIONS, INC.
                              (Registrant)



Date:  May 12, 2000           By:  /s/ Gerd Behrens
                              Gerd Behrens, President and a Director



Date:  May 12, 2000           By: /s/ Frank Behrens
                              Frank Behrens, Secretary-Treasurer and a Director



Date:  May 12, 2000           By: /s/ Dieter Gastinger
                              Dieter Gastinger, Director

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Technical Environment Solutions, Inc.

We have audited the consolidated balance sheet of Technical Environment Solutions, Inc. as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Technical Environment Solutions, Inc. as of December 31, 1999, and the results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.


                                           James E. Scheifley & Associates, P.C.
                                           Certified Public Accountants

Denver, Colorado
April 13, 2000


Technical Environment Solutions, Inc.
Consolidated Balance Sheet
December 31, 1999


                                           ASSETS
                                           ------
                                                                   DM                     US $
Current assets:
  Cash and cash equivalents                                      428,328                 219,655
  Accounts receivable, trade                                      95,172                  48,806
  Inventory                                                       60,000                  30,769
  Prepaid expenses                                                17,608                   9,030
                                                              ----------              ----------
      Total current assets                                       601,108                 308,261

Property and equipment, at cost, net of
  accumulated depreciation of DM 317,946                         627,293                 321,689

Investments                                                       10,000                   5,128
Note receivable - related party                                   50,000                  25,641
Intangible assets, net of amortization of DM                     482,739                 247,558
Other assets                                                     401,176                 205,731
                                                              ----------              ----------
                                                               2,172,316               1,114,008

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities:
  Notes payable - banks                                           39,198                  20,103
  Notes payable - others                                         200,000                 102,564
  Accounts payable                                               424,505                 217,694
  Accounts payable and accrued expenses - related parties        219,055                 112,336
  Accrued expenses                                               335,485                 172,044
                                                              ----------              ----------
      Total current liabilities                                1,218,243                 624,740

  Loans from shareholders                                        430,000                 220,513

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
 16,638,075 shares issued and outstanding                      7,700,152               3,948,796
 Accumulated deficit                                          (7,176,079)             (3,680,041)
                                                              ----------              ----------
                                                                 524,073                 268,755
                                                              ----------              ----------
                                                               2,172,316               1,114,008
                                                              ----------              ----------

See accompanying notes to consolidated financial statements.


Technical Environment Solutions, Inc.
Consolidated Statements of Operations


                                                             Years Ended December 31,
                                                            1998                 1999                    1999
                                                             DM                   DM                     US $
                                                             --                   --                     ----

Sales                                                       679,425             1,177,179               603,682
Sales to related party                                            0                     0                     0
                                                        -----------           -----------           -----------
                                                            679,425             1,177,179               603,682

Cost of operations                                          216,178               671,592               344,406
                                                        -----------           -----------           -----------
Gross profit                                                463,247               505,587               259,275

Other costs and expenses:
  General and administrative                              2,756,261             3,398,146             1,742,639
  General and administrative - related parties               98,594                89,749                46,025
                                                        -----------           -----------           -----------
(Loss) from operations                                   (2,391,608)           (2,982,308)           (1,529,389)

Other income and (expense):
  Interest income                                            13,831                26,109                13,389
  Losses of unconsolidates subsidiary                       (49,000)                    0                     0
  Interest expense - related party                          (17,400)              (23,280)              (11,938)
  Interest expense                                           (1,343)              (48,619)              (24,933)
                                                        -----------           -----------           -----------
                                                            (53,912)              (45,790)              (23,482)

(Loss) before income taxes                               (2,445,520)           (3,028,098)           (1,552,871)
Provision for income taxes                                        0                     0                     0
                                                        -----------           -----------           -----------

Net (loss)                                               (2,445,520)           (3,028,098)           (1,552,871)
                                                        -----------           -----------           -----------


Earnings (loss) per share:
 Basic and diluted (loss) per share                           (0.16)                (0.58)                (0.30)
                                                        -----------           -----------           -----------

 Weighted average shares outstanding                     14,875,779             5,224,830             5,224,830
                                                        -----------           -----------           -----------






See accompanying notes to consolidated financial statements.



Technical Environment Solutions, Inc.
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 1999 and 1998



                                           Common Stock                             Accumulated
                                             Shares               Amount              Deficit                Total
                                                                   DM                   DM                    DM

Balance, December 31, 1997                 13,489,679            3,261,424           (1,702,461)           1,558,963

 Sale of stock for cash                     1,799,196            3,078,346                                 3,078,346
   less expenses of offering                                      (478,789)                                 (478,789)

Net loss for the year                               0                    0           (2,445,520)          (2,445,520)
                                          -----------          -----------          -----------          -----------

Balance, December 31, 1998                 15,288,875            5,860,981           (4,147,981)           1,713,000

 Sale of stock for cash                     1,322,349            1,967,669                                 1,967,669
   less expenses of offering                                      (194,410)                                 (194,410)

  Conversion of debentures                     26,851               65,912                                    65,912

Net loss for the year                               0                    0           (3,028,098)          (3,028,098)
                                          -----------          -----------          -----------          -----------

Balance, December 31, 1999                 16,638,075            7,700,152           (7,176,079)             524,073
                                          -----------          -----------          -----------          -----------



See accompanying notes to consolidated financial statements.




Technical Environment Solutions, Inc.
Consolidated Statements of Cash Flows
                                                               Years Ended December 31,
                                                              1998                 1999                  1999
                                                               DM                   DM                   US $
                                                               --                   --                   ----

Net (loss)                                                 (2,445,520)          (3,028,098)          (1,552,871)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                               178,005              809,725              415,244
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                 70,128              (24,280)             (12,451)
    (Increase) decrease in inventory                         (120,000)              60,000               30,769
    (Increase) decrease in prepaid expenses                   (41,802)              60,548               31,050
    (Increase) decrease in other assets                        45,744             (101,176)             (51,885)
    Increase (decrease) in accounts payable and
        accrued expenses including related parties           (564,069)            (237,722)            (121,909)
       Total adjustments                                     (431,994)             567,095              290,818
  Net cash (used in) operating activities                  92,877,514)          (2,461,003)          (1,262,053)
                                                          -----------          -----------          -----------

Cash flows from investing activities:
   Advance to affiliate                                             0                    0                    0
   Repayment of affiliate advance                             250,000              250,000              128,205
   Long-term lease deposit                                          0                    0                    0
   Increase in note receivable                                      0                    0                    0
   Purchase of fixed assets                                   (79,723)             (89,547)             (45,922)
                                                                               -----------          -----------
Net cash provided by (used in) investing activities           170,277              160,453               82,284
                                                          -----------          -----------          -----------

Cash flows from financing activities:
   Advances from affiliated company                                 0                    0                    0
   Proceeds from sale of common stock                       2,599,557            1,773,259              909,364
   Decrease in deferred financing fees                              0                    0                    0
   Repayment of notes payable - bank                         (168,257)               9,657                4,952
   Proceeds from stockholder advances                         200,000
   Repayment of stockholder advances                          (91,800)                   0                    0
   Proceeds from convertible notes                                  0              200,000
   Repayment of convertible notes                             (10,000)             (14,088)              (7,225)
                                                          -----------          -----------          -----------
  Net cash provided by
   financing activities                                     2,329,500            2,168,828              907,091
                                                          -----------          -----------          -----------

Increase (decrease) in cash                                  (377,737)            (131,722)            (272,678)
Cash and cash equivalents,
 beginning of period                                          937,787              560,050              287,205
                                                          -----------          -----------          -----------
Cash and cash equivalents,
 end of period                                                560,050              428,328               14,527
                                                          -----------          -----------          -----------

See accompanying notes to consolidated financial statements.



Technical Environment Solutions, Inc.
Consolidated Statements of Cash Flows





                                                               Years Ended December 31,
                                                              1998                 1999                  1999
                                                               DM                   DM                   US $
                                                               --                   --                   ----

Supplemental cash flow information:
   Cash paid for interest                                     33,219                71,889               17,035
   Cash paid for income taxes                                      0                     0                    0

Non-cash investing and financing activities:
   License rights acquired for debt                       (1,364,236)                    0                    0
   Conversion of debentures into common stock                      0                65,912               17,035


See accompanying notes to consolidated financial statements.




See accompanying notes to consolidated financial statements.

                      Technical Environment Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999


Note 1.  Summary of significant accounting policies.

Technical Environment Solutions, Inc. and subsidiaries (the "Company) is in the business of recycling surplus and obsolete electronic equipment. The Company was incorporated in Colorado on June 21, 1994. The Company's operations to date have been carried out solely within Germany by its wholly owned subsidiaries TES Com GmbH, (TES GmbH)and TES Oecon AG, formed in 1997. Historically, these operations consisted of dismantling and disposing of electronic equipment secured from customers. The Company has used independent recycling companies to complete the disposal process, however, during 1997, the Company secured plant facilities necessary to begin certain processing functions on its own. During February 1998, the Company acquired a 49% ownership interest in T-Cycle Computer Service and Verwertungs GmbH, a German company engaged in dismantling and disposing of surplus electronic equipment in Germany.

On October 30, 1998 the Company and Environmental Technologies and Software Solutions, Inc. (ENTECS) entered into a definitive agreement and plan of merger (the "Agreement") providing for the merger of ENTECS with and into TES. Under the terms of the Agreement, which was approved by the Board of Directors of both TES and ENTECS, the holder of ENTECS common stock received seven shares of TES common stock for each share held as of the closing date in August 1999. The merger with ENTECS has been accounted for as a reorganization of companies under common control. The accounting for the merger is similar to that of a pooling of interests. The financial statements of TES for the year ended December 31, 1998 have been restated to give effect to the merger.

ENTECS' operations to date have been carried out solely within Germany by its wholly owned subsidiaries, ENTECS Umwelttechnik GmbH, (ENTECS GmbH) and ENTECS Software and Umwelttechnik GmbH, (Software GmbH) formed in March 1998.

ENTEC was incorporated in Colorado on May 9, 1997.

Subsequent to the merger with ENTECS, the Company expanded its busienss by adding electronic services and used equipment sales, both direct and over the Internet, to its business. In addition, as a result to the merger, the Company now engages in the distribution of software programs for managing environmental protection obligations, the production of wood fiber products as an alternative to conventional peat, briquetting of dust, metal refuses or fibers and composting of sewage and organic refuse.

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

Solely for the convenience of the reader, the accompanying consolidated financial statements as of and for the year ended December 31, 1999 have been translated into United States dollars. ("U.S. $") at the rate of DM 1.95 per U.S. $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1999. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

     Principles of consolidation
The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Cash and cash equivalents
The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

     Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents and accounts receivable and payable. The carrying amounts of such financial instruments approximate fair value because of the short maturity of these instruments.

     Property and equipment
Property and equipment are stated at cost. Depreciation is provided for using the straight-line method over estimated useful lives of five to seven years for equipment and the remaining lease term for leasehold improvements. Depreciation expense amounted to DM 199,336 and DM 68,805 for the years ended December 31, 1999 and 1998, respectively.

     Intangible assets
The Company has purchased certain licenses for the use of technology to be used in its planned business activities (see Note 2). The licenses are amortized using the straight-line method over the term of the license beginning in 1997. Amortization for the years ended December 31, 1999 and 1998 amounted to DM 127,500 and DM 158,958, respectively.

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset, and its eventual disposition is less than its carrying amount. Impairment losses have been identified by the Company for the 1999 fiscal year relating to the Company's BRS license as described in Note 3 amounting to DM 463,541.

     Revenue recognition
Revenue is recorded when services are performed. Sales amounts included in the foregoing Consolidated Statement of Operations consist of gross contract amounts paid to the Company by its customers for the removal of recyclable materials.

     Advertising
Advertising expenses are charged to expense upon first showing. The Company incurred advertising expense of DM 51,337 and DM 84,815 during the years ended December 31, 1999 and 1998 respectively.

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

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998 and requires that the cost of start-up activities, including organization costs be expensed as incurred. The Company adopted the statement upon its inception, however, the statement had no effect upon the financial statements of the Company.

Note 2. Business acquisition

On October 30, 1998 the Company and Environmental Technologies and Software Solutions, Inc. (ENTECS) entered into a definitive agreement and plan of merger (the "Agreement") providing for the merger of ENTECS with and into TES. Under the terms of the Agreement, which was approved by the Board of Directors of both TES and ENTECS, the holder of ENTECS Common Stock received 7 shares of TES Common Stock for each of its outstanding shares at closing, which occurred on August 10, 1999. Accordingly, the consolidated financial statements as of December 31, 1999 give effect to the issuance of 11,483,374 TES common shares and the merger with ENTECS has been accounted for as a reorganization of companies under common control. The accounting for the merger is similar to that of a pooling of interests. The financial statements for the year ended December 31, 1999 include the combined accounts of the merged companies from the beginning of the year and the financial statements for the year ended December 31, 1998 have been restated to give effect to the merger.

Operations of the separate companies are as follows:

                           TES              ENTECS            TOTAL
                          (DM)               (DM)             (DM)
                          ----               ----             ----
Six months ended
 June 30, 1999

         Revenues         337,749          152,635           490,384
         Net (loss)      (511,242)        (474,912)         (986,154)

Year ended
 December 31, 1998

         Revenues         610,056           69,369           679,425
         Net (loss)    (1,066,813)      (1,378,707)       (2,445,520)

Inter-company loans amounting to DM 640,200 and DM 288,669 at June 30, 1999 and December 31, 1998 were eliminated in the combined financial statements of the companies.

Inter-company interest amounting to DM 17,085 and DM 7,515 at June 30, 1999 and December 31, 1998 was eliminated in the combined financial statements of the companies.


Note 3. Intangible assets

Intangible assets consist of two licenses for the use of recycling technology and a software license. One of the licenses (Benton Recycling System (BRS)) was during March 1997 from an individual who, concurrently with the purchase by the Company in September 1997, became a director of the Company. The license grants the Company the right to use patented technology for the recycling of waste concrete for a fifteen-year period. The Company paid an aggregate of DM 625,000 for the license. During 1998, the Company accrued DM 155,168 for continuing consulting services provided by the director. During the year ended December 31, 1999 the Company was sued by the now former director for an aggregate of DM 280,000 for claimed services in connection with repairs to the machine.

The Company has countered the suit as the machine has never functioned as represented to the Company and patent ability of the machine and the related process is in serious doubt. The Company has reversed the accrual of consulting services from 1998 and has written off the entire carrying value of the machine. See Note 1.

The second license (UWAS license, which covers two patents no. EPO 383227 and EPO 383229) has been purchased from an affiliated company which had purchased the license during 1997 from an unaffiliated German corporation. A significant shareholder of the unaffiliated corporation, concurrently with the purchase by the Company in September 1997, became a director of the Company. The Company paid an aggregate of DM650,000 for the. The process patents for an artificial peat production system have been registered during May 1993 and May 1992. The contract expires with the expiration of the patent that, according to German law normally expires 20 years after registration.

The amortization for the licenses has been calculated on basis of useful lives of 10 years for the process licenses that the Company has determined to be the appropriate amortization period using the straight-line method. The total amortization for the years ended December 31, 1999 and 1998 amounted to DM 127,500 and DM158,958, respectively.


Note 4. Investments

During July 1995, the Company invested DM 10,000 in Okologik AG, a German company engaged in the production and conservation of energy by alternative means. The Company's 1,334 shares represent less than 2% of total shares outstanding. As yet, no market exists for the stock and the Company has accounted for its investment at cost.


Note 5. Notes payable and long-term debt

Notes payable - banks at December 31, 1999 consists of a bank line of credit having a balance at December 31, 1999 of DM 39,198. The line of credit bears interest at 10.75% per annum and had DM 10,802 additional credit available at that date. The Company also had a term loan with the bank having a remaining principal balance due at December 31, 1997 of DM 180,050. The term loan was paid in full on February 28, 1998.

During 1995, the Company sold DM 210,000 of convertible debentures to thirteen individual investors in Germany. The debentures bear interest at 10.75% per annum and were due in March 1999. The debentures are convertible into shares of the Company's common stock. During 1996, DM 100,000 plus accrued interest was repaid to certain of the investors. An additional DM 20,000 plus accrued interest was repaid in 1997. During January 1998, an additional DM 10,000 was repaid. The remaining balance of the debentures at December 31, 1998 (DM 80,000) was repaid in 1999 by cash payment (DM 13,550) and conversion to common stock (DM 66,450).

During 1999, the Company sold DM 200,000 of convertible debentures to a related party. The debentures are convertible into common stock of the Company at (US) $.25 per share and bear interest at 3.5% per annum. Subsequent to December 31, 1999, the debenture holder requested repayment of the debenture in cash. No provision has been made to recognize additional interest that may have arisen had the debentures been converted into common stock at the discounted from market price (approximately (US) $.25 per share at the debenture contract dates) since it is more likely then not that the debentures will be repaid in cash.

Note 6.  Income taxes.

At December 31, 1998 the Company had approximately DM 7,176,000 of unused net operating loss deductions in Germany that may be carried forward indefinitely.

A valuation allowance of DM 3,588,000 was provided at December 31, 1999 for net operating loss carry forwards that more likely than not will not be utilized in the foreseeable future. The valuation reserve increased by approximately DM 1,514,000 and DM 1,278,000 during the years ended December 31, 1999 and 1998, respectively.


Note 7. Commitments and contingencies

The Company is obligated for non-cancelable operating lease payments with initial terms exceeding one year relating to office space and warehouse space. The lease agreements require future minimum lease payments as follows:

                  Year Ending December 31,                      Amount
                  ------------------------                      ------
                           2000                                 288,420
                           2001                                 288,420
                           2002                                 147,420
                           2003                                  45,420
                           2004                                  45,420
                                                              ---------
                                                                815,000

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

The Company has accrued DM 22,500 of additional rent during each of the years ended December 31, 1999 and 1998 and will continue making annual accruals through the end of the option period to provide for the possible impairment of the deposit amount.

Rent expense in 1999 and 1998 was DM 301,556 and DM 322,908, respectively.

The Company has entered into employment contract with its president that provides for an annual salary of DM 7,920 per year. The contract remains in effect until cancelled by either party.

Note 8. Related party transactions

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

During 1999, the wife of the Company's president, who is also a major shareholder of the Company, advanced DM 200,000 to the Company's German subsidiary. The loan bears interest at 4.15% per annum and is due in full on April 15, 2000 unless extended.

During the year ended December 31, 1997, the Company advanced DM 50,000 to a German entity called Arbeit fur Alle e.V. (AFA). The note bears interest at 8% per annum and was originally due in installments of DM 10,000 at the end of each calendar year beginning in 1998. The payments have been extended to begin in 1999. Certain officer/shareholders of the Company have a direct ownership interest in AFA. Interest accrued as of December 31, 1999 with respect to the loan amounted to DM 14,926.

During the years ended December 31, 1999 and 1998 the Company paid an aggregate of DM 48,200 and DM 136,994, respectively to three officer/shareholders for consulting and other services provided to the Company. At December 31, 1999 the Company had outstanding balances for these services due to the officer/shareholders aggregating DM 219,055.

Additionally, one of the officer shareholders was paid an aggregate of DM 45,000 and DM 146,525 in commissions related to the sale of the Company's common stock in 1999 and 1998, respectively.

Note 9. Stockholders' equity

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

During 1998, the Company continued a private sale of its common stock to a limited group of investors in Germany. The Company sold 1,799,196 shares of its common stock for gross proceeds of DM 3,078,346 and incurred direct expenses of the offering amounting to DM 478,789.

During 1999, the Company continued a private sale of its common stock to a limited group of investors in Germany. The Company sold 1,322,349 shares of its common stock for gross proceeds of DM 2,132,079 and incurred direct expenses of the offering amounting to DM 194,410.

Additionally during 1999, the Company converted an aggregate of DM 65,912 of convertible debentures and accrued interest into 26,851 shares of common stock.

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


Note. 10. Concentrations and information about major customers

During 1998 and 1999, all of the Company's revenue from recycling operations was derived from sales within Germany. During 1998, the Company had one major customer, Nutzel/Logosys GmbH that accounted for 10% of its sales. There were no major customers during the year ended December 31, 1999.


Note 11. Operations of unconsolidated subsidiary

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