Form 10QSB
period 2000-03-31
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 2000-05-22
CIK 1055148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to ____________________

     Commission file number 0-23779

                      TECHNICAL ENVIRONMENT SOLUTIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                        98-0149351
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


       C/O TES Com GmbH, 25 Impler Strasse, 81371, Munich, Germany
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                              011 49 89 720 15 100
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                     Outstanding at March 31, 2000
                  -----                     -----------------------------
       Common Stock, no par value                     16,638,075

                      Technical Environment Solutions, Inc.

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                March 31, 2000                                                3

              Consolidated Statements of Operations
                for the three-months ended March 31, 1999 and 2000            4

              Consolidated Statements of Cash Flow
                for the three months ended March 31, 1999 and 2000            5

              Notes to Unaudited Financial Statements                         6

     Item 2.  Management's Discussion and Analysis or Plan of Operation       7

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               9

     Item 2.  Changes in Securities                                           9

     Item 3.  Defaults Upon Senior Securities                                 9

     Item 4.  Submission of Matters to a Vote of Security Holders             9

     Item 5.  Other Information                                               9

     Item 6.  Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                                   10

                          PART I. FINANCIAL INFORMATION

     As a result of the merger in August 1999 between the Company and Environmental Technologies and Software Solutions, Inc. ("ENTECS"), the financial statement items for the period ended March 31, 1999 set forth below and under Item 2, "Management's Discussion and Analysis or Plan of Operation" have been restated to include the operations of ENTECS.

Item 1. Financial Statements.
-----------------------------

                      Technical Environment Solutions, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

                        ASSETS
                        ------
                                                              DM            US $
Current assets:
  Cash and cash equivalents                                  175,796        86,374
  Accounts receivable, trade                                 182,411        89,624
  Inventory                                                   60,000        29,480
  Prepaid expenses                                           110,503        54,293
                                                          ----------    ----------
      Total current assets                                   528,710       259,770

Property and equipment, at cost, net of
  accumulated depreciation of DM310,751                      588,349       289,072

Investments                                                   10,000         4,913
Note receivable - related party                               50,000        24,566
Intangible assets, net of amortization                       466,489       229,199
Other assets                                                 314,926       154,732
                                                          ----------    ----------
                                                           1,958,474       962,253
                                                          ==========    ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
  Notes payable - banks                                       60,405        29,680
  Notes payable - others                                     200,000        98,266
  Accounts payable                                           560,555       275,415
  Accounts payable and accrued expenses - related parties    140,530        69,046
  Accrued expenses                                           234,492       115,212
                                                          ----------    ----------
      Total current liabilities                            1,195,982       587,620

  Loans from shareholders                                    430,000       211,271

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  17,011,875 shares issued and outstanding                 7,885,093     3,874,167
 Accumulated deficit                                      (7,552,601)   (3,710,805)
                                                          ----------    ----------
                                                             332,492       163,363
                                                          ----------    ----------
                                                           1,958,474       962,253
                                                          ==========    ==========


See accompanying notes to consolidated financial statements.

                                      - 3 -

                           Technical Environment Solutions, Inc.
                           Consolidated Statements of Operations
                                        (Unaudited)


                                                             Three months ended
                                                                  March 31,
                                                 -----------------------------------------
                                                     1999           2000           2000
                                                      DM             DM            US $

Sales                                                321,506        311,492        153,045
Cost of operations                                   256,372        131,018         64,373
                                                 -----------    -----------    -----------
Gross profit                                          65,134        180,474         88,672

Other costs and expenses:
  General and administrative                         397,836        464,951        228,443
  General and administrative - related parties       217,656         89,749         44,096
                                                 -----------    -----------    -----------

(Loss) from operations                              (550,358)      (374,226)      (183,868)

Other income and (expense):
  Interest income                                      6,577            576            283
  Interest expense - related party                    (1,682)          (416)          (204)
  Interest expense                                   (12,383)        (2,456)        (1,207)
                                                 -----------    -----------    -----------
                                                      (7,488)        (2,296)        (1,128)

(Loss) before income taxes                          (557,846)      (376,522)      (184,996)
Provision for income taxes                               257           --             --
                                                 -----------    -----------    -----------

Net (loss)                                          (558,103)      (376,522)      (184,996)
                                                 ===========    ===========    ===========

Earnings (loss) per share:
 Basic and diluted (loss) per share                    (0.03)         (0.02)         (0.01)
                                                 ===========    ===========    ===========

 Weighted average shares outstanding              16,169,435     16,764,608     16,764,608
                                                 ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                                           - 4 -

                            Technical Environment Solutions, Inc.
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                Three months ended
                                                                      March 31,
                                                         -----------------------------------
                                                          1999          2000          2000
                                                           DM            DM           US $

Net (loss)                                              (558,103)     (376,522)     (184,996)

Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                           53,985        55,194        27,118
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable           (67,917)      (87,239)      (42,863)
    (Increase) decrease in prepaid expenses               10,527       (92,895)      (45,642)
    (Increase) decrease in other assets                  (98,176)      (86,250)       42,377
    Increase (decrease) in accounts payable and
        accrued expenses including related parties       100,197       (43,468)      (21,357)
                                                      ----------    ----------    ----------
       Total adjustments                                  (1,384)      (82,158)      (40,367)
                                                      ----------    ----------    ----------
  Net cash (used in) operating activities               (559,487)     (458,680)     (225,362)
                                                      ----------    ----------    ----------

Cash flows from investing activities:
   Sale of fixed assets                                   21,330          --            --
   Purchase of fixed assets                               (3,482)         --            --
                                                      ----------    ----------    ----------
Net cash provided by (used in) investing activities      (17,848)         --            --
                                                      ----------    ----------    ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                  1,398,719       184,941        90,867
   Proceeds from bank loan                                  --          21,207        10,420
   Proceeds from stockholder advances                     25,000          --            --
                                                      ----------    ----------    ----------
  Net cash provided by financing activities            1,423,719       206,148       101,286
                                                      ----------    ----------    ----------

Increase (decrease) in cash                              882,080      (252,532)     (124,076)
Cash and cash equivalents, beginning of period           560,050       428,328       210,450
                                                      ----------    ----------    ----------
Cash and cash equivalents, end of period               1,442,130       175,796        86,374
                                                      ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                                            - 5 -

                      Technical Environment Solutions, Inc.
                     Notes to Unaudited Financial Statements
                                 March 31, 2000
                                   (Unaudited)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the quarter ended March 31, 2000, the Company sold common stock in a private offering to a limited group of investors in Germany. The Company sold 373,800 shares of its common stock for gross proceeds of DM 235,351 and incurred direct expenses of the offering amounting to DM 50,410.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

General

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

     From 1994 to 1997, the Company was engaged in the marketing of recycling services on a contract basis primarily for electronic scrap and other valuable waste materials in cooperation with specialist waste disposal companies. In 1997, the Company commenced recycling activities at its own facility in Landsberg a. Lech, Germany, which is southwest of Munich. Recently, the Company expanded its EDP-electronics business by adding electronic services and used equipment sales, both direct and over the Internet, to its business. In addition, as a result of the Company's merger with ENTECS, the Company now engages in the distribution of software programs for managing environmental protection obligations, the production of wood fiber products as an alternative to conventional peat, the briquetting of dust, metal refuses and fibers and the composting of sewage and organic refuse.

     The Company continues to use cash and operate at a loss (See "Liquidity and Capital Resources").

Three-months Ended March 31, 2000 Compared to Three-months Ended March 31, 1999

     Sales for the three-month period ended March 31, 2000 were DM 311,492, a decrease of DM 10,014, or 3.1%, as compared to the three-month period ended March 31, 1999. The principal reasons for this decrease in sales were:

     o TES Com GmbH restructured its business in September, 1999. Since the new businesses are not yet fully operational, they are not generating as much revenue as the old businesses.

     o a decrease in wood material orders by ENTECS Umwelttechnik GmbH's primary client compared to orders received in the first quarter of 1999.

     Cost of operations for the three-month period ended March 31, 2000 was DM 131,018, a decrease of DM 125,354, or 48.9%, as compared to the three-month period ended March 31, 1999. This decrease was due primarily to the fact that cost of operations for 1999 was unusually high due to construction and repair costs for the BRS-System due to design defects, which did not continue into the 2000 fiscal year, and the fact that TES Com GmbH did not incur as many operational costs since its restructured business was not yet fully operational.

     As a result of the changes noted above, gross profit for the three-month period ended March 31, 2000, was DM 180,474, an increase of DM 115,340, or 177.1%, as compared to the three-month period ended March 31, 1999.

     General and administrative expenses for the three-month period ended March 31, 2000, were DM 554,700, a decrease of DM 60,792, or 9.9%, as compared to the three-month period ended March 31, 1999. This decrease was principally due to the merger between TES and ENTECS.

     As a result of these factors, the operating loss for the three-month period ended March 31, 2000, was DM 374,226, a decrease in the operating loss of DM 176,132, or 32.0%, as compared to the three-month period ended March 31, 1999.

     Other income and expenses for the three-month period ended March 31, 2000 was an expense of DM 2,296, a decrease of DM 5,192, or 69.3%, as compared to the three-month period ended March 31, 1999. The decrease in other expenses was primarily due to a decrease in interest expense for the three-month period ended March 31, 2000, of DM 11,193, or 79.6%, as compared to the three-month period ended March 31, 1999.

     For the reasons noted above, the net loss for the three-month period ended March 31, 2000, was DM 376,522, a decrease in the net loss of DM 181,581, or 32.5%, as compared to the three-month period ended March 31, 1999.

Liquidity and Capital Resources

     The Company is currently experiencing a liquidity crisis and must raise additional funds. Further, the Company has not generated sufficient cash flow to fund its operations and activities. The Company historically relied upon internally generated funds and loans from its principal shareholder and his wife to finance its operations and growth.

     During the first quarter of 2000, the Company sold 373,800 shares of its common stock in Germany to German citizens for net proceeds to the Company of DM 184,941. At March 31, 2000 the Company had negative working capital of 667,272 DM and cash and cash equivalents of 175,796 DM. Further, the Company's accumulated deficit had increased to 7,552,601 DM at March 31, 2000 from an accumulated deficit of 4,706,084 at March 31, 1999.

     Management intends to raise additional funds as necessary through further private or public offerings of its stock and through bank loans or loans from private investors, if necessary, although there can be no assurance that the Company will be able to obtain such financing.

     The Company has future minimum lease obligations totaling 742,895 DM through 2004.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

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

Item 2. Changes in Securities.
------------------------------

     Not Applicable

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matters were submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise, during the period covered by this report.

Item 5. Other Information.
--------------------------

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a) Exhibits: No exhibits are filed with this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended March 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 19, 2000

                                 TECHNICAL ENVIRONMENT SOLUTIONS, INC.



                                 /s/ Gerd Behrens
                                 ----------------
                                 Gerd Behrens, President and director
                                 (Principal Executive Officer)



                                 /s/ Frank Behrens
                                 -----------------
                                 Frank Behrens, Secretary-Treasurer and director (Principal Financial Officer)