Form 10KSB/A
period 1999-12-31
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 2000-05-25
CIK 1055148

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Liquidity and Capital Resources


     The Company is currently experiencing a liquidity crisis and must raise additional funds. Further, the Company has not generated sufficient cash-flow to fund its operations and activities. The Company traditionally relied principally upon internally generated funds and loans from its principal shareholder and his wife to finance its operations and growth. During 1998 and 1999, ENTECS raised 2,599,557 DM and 1,773,259 DM, respectively, through the sale of its common stock in Germany to German citizens. In addition, during 1999, the Company sold 200,000 DM of convertible debentures to a related party. The debentures are convertible into common stock of the Company at US $0.25 per share and bear interest at 3.5% per annum. At December 31, 1999 the Company had negative working capital of 617,135 DM and cash had decreased to 428,328 DM. Further, the Company has an accumulated deficit of 7,176,079 DM at December 31, 1999.

     Management intends to raise additional funds as necessary through further private or public offerings of its stock and through bank loans or loans from private investors, if necessary, although there can be no assurance that the Company will be able to obtain such financing. The Company has future minimum lease obligations totaling 815,000 DM through 2004.


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


     In 1999, the Company sold 200,000 DM of convertible debentures to Yvonne Marquard, a former director of ENTECS and shareholder of TES. The debentures are convertible into common stock of the Company at US $0.25 per share and bear interst at 3.5% per annum.


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


Technical Environment Solutions, Inc.
Consolidated Statements of Operations


                                                             Years Ended December 31,
                                                            1998                 1999                    1999
                                                             DM                   DM                     US $
                                                             --                   --                     ----

Sales                                                       679,425             1,177,179               603,682
Sales to related party                                            0                     0                     0
                                                        -----------           -----------           -----------
                                                            679,425             1,177,179               603,682

Cost of operations                                          216,178               671,592               344,406
                                                        -----------           -----------           -----------
Gross profit                                                463,247               505,587               259,275

Other costs and expenses:
  General and administrative                              2,756,261             3,398,146             1,742,639
  General and administrative - related parties               98,594                89,749                46,025
                                                        -----------           -----------           -----------
(Loss) from operations                                   (2,391,608)           (2,982,308)           (1,529,389)

Other income and (expense):
  Interest income                                            13,831                26,109                13,389
  Losses of unconsolidates subsidiary                       (49,000)                    0                     0
  Interest expense - related party                          (17,400)              (23,280)              (11,938)
  Interest expense                                           (1,343)              (48,619)              (24,933)
                                                        -----------           -----------           -----------
                                                            (53,912)              (45,790)              (23,482)

(Loss) before income taxes                               (2,445,520)           (3,028,098)           (1,552,871)
Provision for income taxes                                        0                     0                     0
                                                        -----------           -----------           -----------

Net (loss)                                               (2,445,520)           (3,028,098)           (1,552,871)
                                                        -----------           -----------           -----------


Earnings (loss) per share:
 Basic and diluted (loss) per share                           (0.16)                (0.18)                (0.09)
                                                        -----------           -----------           -----------

 Weighted average shares outstanding                     14,875,779            16,433,041            16,433,041
                                                        -----------           -----------           -----------






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




Technical Environment Solutions, Inc.
Consolidated Statements of Cash Flows
                                                               Years Ended December 31,
                                                              1998                 1999                  1999
                                                               DM                   DM                   US $
                                                               --                   --                   ----

Net (loss)                                                 (2,445,520)          (3,028,098)          (1,552,871)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                               178,005              809,725              415,244
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                 70,128              (24,280)             (12,451)
    (Increase) decrease in inventory                         (120,000)              60,000               30,769
    (Increase) decrease in prepaid expenses                   (41,802)              60,548               31,050
    (Increase) decrease in other assets                        45,744             (101,176)             (51,885)
    Increase (decrease) in accounts payable and
        accrued expenses including related parties           (564,069)            (237,722)            (121,909)
       Total adjustments                                     (431,994)             567,095              290,818
  Net cash (used in) operating activities                  92,877,514)          (2,461,003)          (1,262,053)
                                                          -----------          -----------          -----------

Cash flows from investing activities:
   Repayment of affiliate advance                             250,000              250,000              128,205
   Purchase of fixed assets                                   (79,723)             (89,547)             (45,922)
                                                                               -----------          -----------
Net cash provided by (used in) investing activities           170,277              160,453               82,284
                                                          -----------          -----------          -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                       2,599,557            1,773,259              909,364
   Repayment of notes payable - bank                         (168,257)               9,657                4,952
   Proceeds from stockholder advances                               0              200,000              102,564
   Repayment of stockholder advances                          (91,800)                   0                    0
   Proceeds from convertible notes                                  0              200,000              102,564
   Repayment of convertible notes                             (10,000)             (14,088)              (7,225)
                                                          -----------          -----------          -----------
  Net cash provided by
   financing activities                                     2,329,500            2,168,828            1,112,219
                                                          -----------          -----------          -----------

Increase (decrease) in cash                                  (377,737)            (131,722)             (65,550)
Cash and cash equivalents,
 beginning of period                                          937,787              560,050              287,205
                                                          -----------          -----------          -----------
Cash and cash equivalents,
 end of period                                                560,050              428,328              219,655
                                                          -----------          -----------          -----------

See accompanying notes to consolidated financial statements.



Technical Environment Solutions, Inc.
Consolidated Statements of Cash Flows





                                                               Years Ended December 31,
                                                              1998                 1999                  1999
                                                               DM                   DM                   US $
                                                               --                   --                   ----

Supplemental cash flow information:
   Cash paid for interest                                     33,219                71,889               36,866
   Cash paid for income taxes                                      0                     0                    0

Non-cash investing and financing activities:
   License rights acquired for debt                       (1,364,236)                    0                    0
   Conversion of debentures into common stock                      0                65,912               33,801







See accompanying notes to consolidated financial statements.

                      Technical Environment Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999


Note 1.  Summary of significant accounting policies.

Technical Environment Solutions, Inc. and subsidiaries (the "Company) is in the business of recycling surplus and obsolete electronic equipment. The Company was incorporated in Colorado on June 21, 1994. The Company's operations to date have been carried out solely within Germany by its wholly owned subsidiaries Technical Environment Solutions GmbH, (TES GmbH)and TES Oecon AG, formed in 1997. Historically, these operations consisted of dismantling and disposing of electronic equipment secured from customers. The Company has used independent recycling companies to complete the disposal process, however, during 1997, the Company secured plant facilities necessary to begin certain processing functions on its own. During February 1998, the Company acquired a 49% ownership interest in T-Cycle Computer Service and Verwertungs GmbH, a German company engaged in dismantling and disposing of surplus electronic equipment in Germany.

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

ENTEC was incorporated in Colorado on May 9, 1997.


In connection with the merger in August 1999, ENTECS Software GmbH was merged into TES GmbH and TES GmbH's name was changed to TES Com GmbH.


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

     Intangible assets
The Company has purchased certain licenses for the use of technology to be used in its planned business activities (see Note 3). The licenses are amortized using the straight-line method over the term of the license beginning in 1997. Amortization for the years ended December 31, 1999 and 1998 amounted to DM 127,500 and DM 158,958, respectively.

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

The second license (DAS license, which covers two patents no. EPO 383227 and EPO 383229) has been purchased from an affiliated company which had purchased the license during 1997 from an unaffiliated German corporation. A significant shareholder of the unaffiliated corporation, concurrently with the purchase by the Company in September 1997, became a director of the Company. The Company paid an aggregate of DM650,000 for the license. The process patents for a briquetting system that binds certain particulate matter into solid material have been registered during May 1993 and May 1992. The contract expires with the expiration of the patent that, according to German law normally expires 20 years after registration.

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