Form 10QSB
period 2000-06-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 2000-08-14
CIK 1055148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 2000
                                        ------------------


[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                 to
                                        --------------    -----------------

        Commission file number      0-23779
                                ---------------

                      TECHNICAL ENVIRONMENT SOLUTIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                            98-0149351
 ------------------------------                              ------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)


           C/O TES Com GmbH, 25 Impler Strasse, 81371, Munich, Germany
           -----------------------------------------------------------
                     (Address of principal executive offices)

                              011 49 89 720 15 100
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                    Outstanding at June 30, 2000
 --------------------------                        ----------------------------
 Common Stock, no par value                                 18,009,875

                      Technical Environment Solutions, Inc.

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION                                       3

     Item 1.      Financial Statements                                        3

                  Consolidated Balance Sheets -                               3
                    June 30, 2000

                  Consolidated Statements of Operations                       4
                    for the three and six months ended
                    June 30, 1999 and 2000

                  Consolidated Statements of Cash Flow                        5
                    for the three and six months ended
                    June 30, 1999 and 2000

                  Notes to Unaudited Financial Statements                     6

     Item 2.      Management's Discussion and Analysis                        6
                    or Plan of Operation

PART II.  OTHER INFORMATION                                                   9

Item 1.           Legal Proceedings                                           9

Item 2.           Changes in Securities                                       9

Item 3.           Defaults Upon Senior Securities                             9

Item 4.           Submission of Matters to a Vote of Security Holders         9

Item 5.           Other Information                                           9

Item 6.           Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                                   10

                          PART I. FINANCIAL INFORMATION

     As a result of the merger in August 1999 between the Company and Environmental Technologies and Software Solutions, Inc. ("ENTECS"), the financial statement items for the period ended June 30, 1999 set forth below and under Item 2, "Management's Discussion and Analysis or Plan of Operation" have been restated to include the operations of ENTECS.

Item 1. Financial Statements.
-----------------------------

                                 Technical Environment Solutions, Inc.
                                        Consolidated Balance Sheet
                                              June 30, 2000

                                                 ASSETS
                                                 ------
                                                                     DM                      US $
                                                                 ----------              ----------
Current assets:
  Cash and cash equivalents                                          79,436                  38,638
  Accounts receivable, trade                                         90,454                  43,997
  Inventory                                                          60,000                  29,184
  Prepaid expenses                                                  228,863                 111,320
                                                                 ----------              ----------
      Total current assets                                          458,753                 223,140

Property and equipment, at cost, net of
  accumulated depreciation of DM 361,285                            557,663                 271,250

Investments                                                          10,000                   4,864
Note receivable - related party                                      50,000                  24,320
Intangible assets, net of amortization                              450,239                 218,998
Other assets                                                        314,926                 153,182
                                                                 ----------              ----------
                                                                  1,841,581                 895,754
                                                                 ==========              ==========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
Current liabilities:
  Notes payable - others                                            150,000                  72,962
  Accounts payable                                                  551,951                 268,471
  Accounts payable and accrued expenses - related parties           137,200                  66,735
  Accrued expenses                                                  351,769                 171,102
                                                                 ----------              ----------

      Total current liabilities                                   1,190,920                 579,269


  Loans from shareholders                                           430,000                 209,154

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  18,009,875 shares issued and outstanding                        8,287,000               4,030,838
  Accumulated deficit                                            (8,066,339)             (3,923,508)
                                                                 ----------              ----------

                                                                    220,661                 107,330
                                                                 ----------              ----------

                                                                  1,841,581                 895,754
                                                                 ==========              ==========

                See accompanying notes to consolidated financial statements.



                                              Technical Environment Solutions, Inc.
                                              Consolidated Statements of Operations
                                                            (Unaudited)

                                                     Three Months Ended June 30                   Six Months Ended June 30,
                                                    ----------------------------      ---------------------------------------------
                                                        1999             2000            1999             2000              2000
                                                         DM               DM              DM               DM               US $
                                                    -----------      -----------      -----------      -----------      -----------

Sales                                                   335,432          375,562          656,938          687,054          334,186

Cost of operations                                      234,567          205,493          490,939          336,511          163,681
                                                    -----------      -----------      -----------      -----------      -----------

Gross profit                                            100,865          170,069          165,999          350,543          170,506

Other costs and expenses:
  General and administrative                            930,837          392,010        1,546,329        1,230,485          598,514
                                                    -----------      -----------      -----------      -----------      -----------

(Loss) from operations                                 (829,972)        (221,941)      (1,380,330)        (879,942)        (428,008)

Other income and (expense):
  Interest income                                        24,404              551           27,981            1,127              548
  Interest expense - related party                       (1,682)            (534)            --               (950)            (462)
  Interest expense                                      (36,519)          (7,688)         (48,902)         (10,144)          (4,934)
                                                    -----------      -----------      -----------      -----------      -----------

                                                        (13,797)          (7,671)         (20,921)          (9,967)          (4,848)

(Loss) before income taxes                             (843,769)        (229,612)      (1,401,251)        (889,909)        (432,856)
Provision for income taxes                               (1,333)            (169)          (1,590)            (351)            (171)
                                                    -----------      -----------      -----------      -----------      -----------
Net (loss)                                             (845,102)        (229,781)      (1,402,841)        (890,260)        (433,027)
                                                    ===========      ===========      ===========      ===========      ===========


Earnings (loss) per share:
 Basic and diluted (loss) per share                       (0.05)           (0.01)           (0.09)           (0.05)           (0.03)
                                                    ===========      ===========      ===========      ===========      ===========

 Weighted average shares outstanding                 16,631,904       17,788,542       16,400,673       17,276,575       17,276,575
                                                    ===========      ===========      ===========      ===========      ===========

                              See accompanying notes to consolidated financial statements.



                                        Technical Environment Solutions, Inc.
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                                                            Six Months Ended June 30,
                                                                      1999                 2000                2000
                                                                       DM                   DM                 US $
                                                                    ---------            --------            --------

Net (loss)                                                         (1,402,841)           (890,260)           (433,027)

  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                                       135,582             121,978              59,331

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                         23,889               4,718               2,295
    (Increase) decrease in prepaid expenses                            54,949            (211,255)           (102,755)
    (Increase) decrease in other assets                              (226,500)             86,250              41,952
    Increase (decrease) in accounts payable and
        accrued expenses including related parties                    179,012              61,875              30,096
                                                                   ----------          ----------          ----------
       Total adjustments                                              166,932              63,566              30,919
                                                                   ----------          ----------          ----------
  Net cash (used in) operating activities                          (1,235,909)           (826,694)           (402,108)
                                                                   ----------          ----------          ----------
Cash flows from investing activities:
   Sale of fixed assets                                                21,312                --                  --
   Purchase of fixed assets                                           (30,632)            (19,848)             (9,654)
                                                                   ----------          ----------          ----------
Net cash provided by (used in) investing activities                    (9,320)            (19,848)             (9,654)
                                                                   ----------          ----------          ----------
Cash flows from financing activities:
   Proceeds from sale of common stock                               1,865,147             586,848             285,446
   Proceeds from bank loan                                             19,854             (39,198)            (19,066)
   Repayment of convertible notes                                     (55,000)            (50,000)            (24,320)
                                                                   ----------          ----------          ----------
  Net cash provided by
   financing activities                                             1,830,001             497,650             242,059
                                                                   ----------          ----------          ----------
Increase (decrease) in cash                                           584,772            (348,892)           (169,703)
Cash and cash equivalents,
 beginning of period                                                  560,050             428,328             208,341
                                                                   ----------          ----------          ----------

Cash and cash equivalents,
 end of period                                                      1,144,822              79,436              38,638
                                                                   ==========          ==========          ==========

                        See accompanying notes to consolidated financial statements.



                      Technical Environment Solutions, Inc.
                     Notes to Unaudited Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

During the six months ended June 30, 2000 Company sold common stock in a private offering to a limited group of investors in Germany. The Company sold 1,371,800 shares of its common stock for gross proceeds of DM 742,763 and incurred direct expenses of the offering amounting to DM 155,915.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
------   ----------------------------------------------------------

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

     From 1994 to 1997, the Company was engaged in the marketing of recycling services on a contract basis primarily for electronic scrap and other valuable waste materials in cooperation with specialist waste disposal companies. In 1997, the Company commenced recycling activities at its own facility in Landsberg a. Lech, Germany, which is southwest of Munich. Recently, the Company expanded its electronics business by adding electronic services and used equipment sales, both direct and over the Internet, to its business. In addition, as a result of the Company's merger with ENTECS, the Company now engages in the distribution of software programs for managing environmental protection obligations, the production of wood fiber products as an alternative to conventional peat, the briquetting of dust, metal refuses and fibers and the composting of sewage and organic refuse.

     The Company continues to use cash and operate at a loss (See "Liquidity and Capital Resources").


Three-months Ended June 30, 2000 Compared to Three-months Ended June 30, 1999

     Sales for the three-month period ended June 30, 2000 were DM 375,562, an increase of DM 40,130, or 11.96%, as compared to the three-month period ended June 30, 1999. The principal reason for this increase in sales resulted from an increase in sales at the Company's wholly-owned subsidiary TES Oecon AG, which is focused upon development of the electronic services and the sales of second hand computers and peripherals.

     Cost of operations for the three-month period ended June 30, 2000 was DM 205,493, a decrease of DM 29,074, or 12.39%, as compared to the three-month period ended June 30, 1999. This decrease was due primarily to the fact that cost of operations for 1999 was unusually high due to construction and repair costs for the BRS-System due to design defects, which did not continue into the 2000 fiscal year.

     As a result of the changes noted above, gross profit for the three-month period ended June 30, 2000, was DM 170,069, an increase of DM 69,204, or 68.61%, as compared to the three-month period ended June 30, 1999.

     General and administrative expenses for the three-month period ended June 30, 2000, were DM 392,010, a decrease of DM 538,827, or 57.89%, as compared to the three-month period ended June 30, 1999. This decrease was principally due to efficiencies that resulted from the merger between TES and ENTECS.

     As a result of these factors, the operating loss for the three-month period ended June 30, 2000, was DM 221,941, a decrease in the operating loss of DM 608,031, or 73.26%, as compared to the three-month period ended June 30, 1999.

     Other income and expenses for the three-month period ended June 30, 2000 was an expense of DM 7,671, a decrease of DM 6,126, or 44.40%, as compared to the three-month period ended June 30, 1999. The decrease in other expenses was primarily due to a decrease in interest expense for the three-month period ended June 30, 2000, of DM 29,979, or 78.47%, as compared to the three-month period ended June 30, 1999.

     For the reasons noted above, the net loss for the three-month period ended June 30, 2000, was DM 229,781, a decrease in the net loss of DM 615,321, or 72.81%, as compared to the three-month period ended June 30, 1999.


Six-months Ended June 30, 2000 Compared to Six-months Ended June 30, 1999

     Sales for the six-month period ended June 30, 2000 were DM 687,054, an increase of DM 30,116, or 4.58%, as compared to the six-month period ended June 30, 1999. The principal reason for this increase in sales resulted from an increase in sales at the Company's wholly-owned subsidiary TES Oecon AG, which is focused upon development of the electronic services and the sales of second hand computers and peripherals.

     Cost of operations for the six-month period ended June 30, 2000 was DM 336,511, a decrease of DM 154,428, or 31.46%, as compared to the six-month period ended June 30, 1999. This decrease was due primarily to the fact that cost of operations for 1999 was unusually high due to construction and repair costs for the BRS-System due to design defects, which did not continue into the 2000 fiscal year.

     As a result of the changes noted above, gross profit for the six-month period ended June 30, 2000, was DM 350,543, an increase of DM 184,544, or 111.17%, as compared to the six-month period ended June 30, 1999.

     General and administrative expenses for the six-month period ended June 30, 2000, were DM 1,230,485, a decrease of DM 315,844, or 20.43%, as compared to the six-month period ended June 30, 1999. This decrease was principally due to efficiencies that resulted from the merger between TES and ENTECS.

     As a result of these factors, the operating loss for the six-month period ended June 30, 2000, was DM 879,942, a decrease in the operating loss of DM 500,388, or 36.25%, as compared to the six-month period ended June 30, 1999.

     Other income and expenses for the six-month period ended June 30, 2000 was an expense of DM 9,967, a decrease of DM 10,954, or 52.36%, as compared to the six-month period ended June 30, 1999. The decrease in other expenses was primarily due to a decrease in interest expense for the six-month period ended June 30, 2000, of DM 37,808, or 77.31%, as compared to the six-month period ended June 30, 1999.

         For the reasons noted above, the net loss for the six-month period ended June 30, 2000, was DM 890,260, a decrease in the net loss of DM 512,581, or 36.54%, as compared to the six-month period ended June 30, 1999.

Liquidity and Capital Resources

     The Company is currently experiencing a liquidity crisis and must raise additional funds. Further, the Company has not generated sufficient cash flow to fund its operations and activities. The Company historically relied upon funds from the sale of its securities, internally generated funds and loans from its principal shareholder and his wife to finance its operations and growth.

     During the first six months of 2000, the Company sold 1,371,800 shares of its common stock in Germany to a limited group of German citizens for gross proceeds to the Company of DM 742,763, and incurred direct expenses of the offering amounting to DM 155,915. At June 30, 2000 the Company had negative working capital of DM 732,167 and cash and cash equivalents of DM 79,436. Further, the Company's accumulated deficit had increased to DM 8,066,339 at June 30, 2000 from an accumulated deficit of DM 7,176,079.25 at December 31, 1999.

     Management intends to raise additional funds as necessary through further private or public offerings of its stock and through loans from private investors or banks, if necessary, although there can be no assurance that the Company will be able to obtain such financing. During the six months ended June 30, 2000, the Company repaid DM 50,000 to Yvonne Marquard, a former director of the Company. The balance owed to Ms. Marquard will be paid back in monthly installments of at least DM 7,000 that began in July 2000.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     Mr. Juergen Bozenhardt, the licensor of the BRS-Compact concrete recycling system, has filed a lawsuit against the Company based on the alleged breach of a consulting contract between him and the Company. Mr. Bozenhardt alleges that the Company owes him approximately DM 280,000 under the agreement. Management of the Company maintains that, as a result of the design defects in the BRS-Compact concrete recycling system and Mr. Bozenhardt's failure to obtain the two patents required under the BRS-Compact license, Mr. Bozenhardt owes the Company approximately DM 575,000 and has counterclaimed for that amount. Management intends to vigorously defend the lawsuit.

Item 2.  Changes in Securities.

     During the first six months of 2000, the Company sold 1,371,800 shares of its common stock in Germany to a limited group of German citizens for gross proceeds to the Company of DM 742,763, and incurred direct expenses of the offering amounting to DM 155,915. These shares were sold in reliance upon Regulation S.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise, during the period covered by this report.

Item 5. Other Information.
--------------------------

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a) Exhibits: No exhibits are filed with this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended June 30, 2000.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 2000

                                 TECHNICAL ENVIRONMENT SOLUTIONS, INC.


                                 /s/  Gerd Behrens
                                 -----------------------------------------------
                                 Gerd Behrens, President and director
                                 (Principal Executive Officer)


                                 /s/  Frank Behrens
                                 -----------------------------------------------
                                 Frank Behrens, Secretary-Treasurer and director (Principal Financial Officer)