Form 10QSB
period 2000-09-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 2000-11-20
CIK 1055148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________________ to ____________________

    Commission file number     0-23779
                          ---------------

                      TECHNICAL ENVIRONMENT SOLUTIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                    98-0149351
 -------------------------------              -------------------------------
(State or other  jurisdiction of             (IRS Employer Identification No.)
 incorporation  or  organization)


           C/O TES Com GmbH, 25 Impler Strasse, 81371, Munich, Germany
                     --------------------------------------
                    (Address of principal executive offices)

                              011 49 89 720 15 100
                            -------------------------
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                       Outstanding at September 30, 2000
------------------------------------------     ---------------------------------
       Common Stock, no par value                         16,692,804

                      Technical Environment Solutions, Inc.

                                      INDEX


                                                                           Page
PART I.           FINANCIAL INFORMATION                                    ----

     Item 1.      Financial Statements                                       3

                  Consolidated Balance Sheets -
                    September 30, 2000                                       3


                  Consolidated Statements of Operations
                    for the three and nine months ended
                    September 30, 1999 and 2000                              4

                  Consolidated Statements of Cash Flow
                    for the three and nine months ended
                    September 30, 1999 and 2000                              5

                  Notes to Unaudited Financial Statements                    6

     Item 2.      Management's Discussion and Analysis or
                    Plan of Operation                                        6

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                         10

     Item 2.      Changes in Securities                                     10

     Item 3.      Defaults Upon Senior Securities                           10

     Item 4.      Submission of Matters to a Vote of Security Holders       10

     Item 5.      Other Information                                         10

     Item 6.      Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                                  11

                          PART I. FINANCIAL INFORMATION

     As a result of the merger in August 1999 between the Company and Environmental Technologies and Software Solutions, Inc. ("ENTECS"), the financial statement items for the period ended September 30, 1999 set forth below and under Item 2, "Management's Discussion and Analysis or Plan of Operation" have been restated to include the operations of ENTECS.

Item 1.  Financial Statements.

                      Technical Environment Solutions, Inc.

                           Consolidated Balance Sheet

                               September 30, 2000

                                   (Unaudited)

                   ASSETS
                   ------
                                                         DM           US $

Current assets:
  Cash and cash equivalents                            65,709        29,535

  Accounts receivable, trade                          104,978        47,186

  Accounts receivable -related party                     --            --

  Note receivable - current portion                    10,000         4,495

  Inventory                                            60,000        26,969

  Prepaid expenses                                     84,872        38,148
                                                   ----------    ----------
      Total current assets                            325,559       146,333

Property and equipment, at cost, net of
  accumulated depreciation of DM 87,762               514,376       231,201

Investments                                            10,000         4,495

Note receivable - non-current                          40,000        17,979

Intangible assets, net of amortization of
  $357,500                                            433,335       194,775

Other assets                                          972,171       436,970
                                                   ----------    ----------
Total Assets                                        2,295,441     1,031,753
                                                   ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Notes payable - others                              129,000        57,984

  Accounts payable                                    548,649       246,605

  Accounts payable - related party                     15,862         7,130

  Accrued expenses - related party                       --            --

  Accrued expenses                                    969,147       435,611
                                                   ----------    ----------
      Total current liabilities                     1,662,658       747,329

  Loans from shareholders                             230,000       103,380

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  16,692,804 shares issued and outstanding          9,066,647     4,075,264

 Accumulated deficit                               (8,663,864)   (3,894,222)
                                                   ----------    ----------

     Total Stockholders' Equity                       402,783       181,042
                                                   ----------    ----------

Total Liabilities and Stockholders' Equity          2,295,441     1,031,752
                                                   ==========    ==========


          See accompanying notes to consolidated financial statements.

                                      - 3 -


                                      Technical Environment Solutions, Inc.

                                      Consolidated Statements of Operations

                                                   (Unaudited)



                                        Three Months Ended September 30,     Nine Months Ended September 30,
                                            1999          2000           1999           2000           2000
                                             DM            DM             DM             DM             US $
                                        -----------    -----------    -----------    -----------    -----------

Sales                                       360,488        437,095        850,872      1,124,149        505,281

Cost of operations                          458,842        282,147        732,898        618,658        278,074
                                        -----------    -----------    -----------    -----------    -----------
Gross profit                                (98,354)       154,948        117,974        505,491        227,207


Other costs and expenses:
  General and administrative              1,407,441        749,523      2,582,681      1,980,008        889,971
                                        -----------    -----------    -----------    -----------    -----------
(Loss) from operations                   (1,505,795)      (594,575)    (2,464,707)    (1,474,517)      (662,764)


Other income and (expense):
  Interest income                            40,870            448         40,870          1,575            708

  Losses of unconsolidated subsidiary          --             --             --             --             --

  Interest expense                          (46,319)        (3,273)       (72,616)       (14,367)        (6,458)
                                        -----------    -----------    -----------    -----------    -----------

                                             (5,449)        (2,825)       (31,746)       (12,792)        (5,750)


(Loss) before income taxes               (1,511,244)      (597,400)    (2,496,453)    (1,487,309)      (668,514)

Provision for income taxes                    1,347            125          2,292            476            214
                                        -----------    -----------    -----------    -----------    -----------

Net (loss)                               (1,512,591)      (597,525)    (2,498,745)    (1,487,785)      (668,728)
                                        ===========    ===========    ===========    ===========    ===========


Basic earnings (loss) per share:
 Net income (loss)                            (0.09)         (0.03)         (0.15)         (0.08)         (0.04)
                                        ===========    ===========    ===========    ===========    ===========


 Weighted average shares outstanding     16,692,804     18,630,495     16,497,465     17,727,882     17,727,882
                                        ===========    ===========    ===========    ===========    ===========


                          See accompanying notes to consolidated financial statements.

                                                      - 4 -



                             Technical Environment Solutions, Inc.

                             Consolidated Statements of Cash Flows

                                          (Unaudited)



                                                         Nine Months Ended September 30,

                                                         1999          2000          2000

                                                          DM            DM            US $

                                                      ----------    ----------    ----------

Net (loss)                                            (2,498,745)   (1,487,785)     (668,728)

  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation and amortization                         251,938       122,739        55,169

Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            42,123        (9,806)       (4,408)

    (Increase) decrease in inventory                      60,000          --            --

    (Increase) decrease in prepaid expenses              (34,908)      (67,264)      (30,234)

    (Increase) decrease in other assets                 (261,296)     (521,591)     (234,444)

    Increase (decrease) in accounts payable and
        accrued expenses                                 652,789       554,613       249,287
                                                      ----------    ----------    ----------
       Total adjustments                                 710,646        78,691        35,370
                                                      ----------    ----------    ----------
  Net cash (used in) operating activities             (1,788,099)   (1,409,094)     (633,358)
                                                      ----------    ----------    ----------

Cash flows from investing activities:
   Purchase of fixed assets                              (77,014)       (9,822)       (4,415)
                                                      ----------    ----------    ----------


Net cash provided by (used in) investing activities      (77,014)       (9,822)       (4,415)
                                                      ----------    ----------    ----------



Cash flows from financing activities:

   Proceeds from sale of common stock                  1,835,109     1,366,495       614,210

   Repayment of stockholder loans                        (24,100)     (200,000)      (89,896)

   Repayment of notes payable - bank                     (29,541)         --            --

   Proceeds from notes payable                           100,000        89,802        40,364

   Repayment of notes payable - other                    (80,000)     (200,000)      (89,896)
                                                       ---------     ---------    ----------
  Net cash provided by
   financing activities                                1,801,468     1,056,297       474,783
                                                       ---------     ---------    ----------
Increase (decrease) in cash                              (63,645)     (362,619)     (162,989)

Cash and cash equivalents,
 beginning of period                                     560,050       428,328       192,524
                                                       ----------    ----------   ----------
Cash and cash equivalents,
 end of period                                           496,405        65,709        29,535
                                                      ==========    ==========    ==========


                 See accompanying notes to consolidated financial statements.



                      Technical Environment Solutions, Inc.
                     Notes to Unaudited Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

During the nine months ended September 30, 2000 Company sold common stock in a private offering to a limited group of investors in Germany. The Company sold 3,144,716 shares of its common stock for gross proceeds of DM 1,593,683 and incurred direct expenses of the offering amounting to DM 227,188.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

     The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

General

     Technical Environment Solutions, Inc. (the "Company" or "TES") was incorporated under the laws of Colorado in September 1994, and is a non-operating holding company. The Company's operations are conducted entirely in Germany. The Company has three wholly-owned subsidiaries through which it conducts operations - TES Oecon AG ("TES Oecon"), TES Com GmbH ("TES Com") and Environmental Technologies and Software Solutions, Inc. ("ENTECS"). ENTECS is a non-operating holding company and its operations are conducted entirely in Germany by its wholly owned German subsidiary, ENTECS Umwelttechnik GmbH ("ENTECS GmbH").

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

     From 1994 to 1997, the Company was engaged in the marketing of recycling services on a contract basis primarily for electronic scrap and other valuable waste materials in cooperation with specialist waste disposal companies. In 1997, the Company commenced recycling activities at its own facility in Landsberg a. Lech, Germany, which is southwest of Munich. Recently, the Company expanded its electronics business by adding electronic services and used equipment sales, both direct and over the Internet, to its business. In addition, as a result of the Company's merger with ENTECS, the Company now engages in the production of wood fiber products as an alternative to conventional peat, the briquetting of dust, metal refuses and fibers and the composting of sewage and organic refuse.

     The Company continues to use cash and operate at a loss (See "Liquidity and Capital Resources").


Three-months Ended September 30, 2000 Compared to Three-months Ended September 30, 1999

     Sales for the three-month period ended September 30, 2000 were DM 437,095, an increase of DM 76,607, or 21.25%, as compared to the three-month period ended September 30, 1999. The principal reason for this increase in sales resulted from an increase in sales at the Company's wholly-owned subsidiary TES Oecon AG, which is focused upon development of the electronic services and the sales of second hand computers and peripherals.

     Cost of operations for the three-month period ended September 30, 2000 was DM 282,147, a decrease of DM 176,695, or 38.51%, as compared to the three-month period ended September 30, 1999. This decrease was due primarily to the fact that cost of operations for 1999 was unusually high due to construction and repair costs for the BRS-System due to design defects, which did not continue into the 2000 fiscal year.

     As a result of the changes noted above, gross profit for the three-month period ended September 30, 2000, was DM 154,948, an increase of DM 253,302, or 257.54%, as compared to the three-month period ended September 30, 1999.

     General and administrative expenses for the three-month period ended September 30, 2000, were DM 749,523, a decrease of DM 657,918, or 46.75%, as compared to the three-month period ended September 30, 1999. This decrease was principally due to efficiencies that resulted from the merger between TES and ENTECS.

     As a result of these factors, the operating loss for the three-month period ended September 30, 2000, was DM 594,574, a decrease in the operating loss of DM 911,220, or 60.51%, as compared to the three-month period ended September 30, 1999.

     Other income and expenses for the three-month period ended September 30, 2000 was an expense of DM 2,825, a decrease of DM 2,624, or 48.16%, as compared to the three-month period ended September 30, 1999. The decrease in other expenses was primarily due to a decrease in interest expense for the three-month period ended September 30, 2000, of DM 43,046, or 92.93%, as compared to the three-month period ended September 30, 1999.

     For the reasons noted above, the net loss for the three-month period ended September 30, 2000, was DM 597,525, a decrease in the net loss of DM 915,066, or 60.50%, as compared to the three-month period ended September 30, 1999.


Nine-months Ended September 30, 2000 Compared to Nine-months Ended September 30, 1999

     Sales for the nine-month period ended September 30, 2000 were DM 1,124,149, an increase of DM 273,277, or 32.12%, as compared to the nine-month period ended September 30, 1999. The principal reason for this increase in sales resulted from an increase in sales at the Company's wholly-owned subsidiary TES Oecon AG, which is focused upon development of the electronic services and the sales of second hand computers and peripherals.

     Cost of operations for the nine-month period ended September 30, 2000 was DM 618,658, a decrease of DM 114,240, or 15.59%, as compared to the nine-month period ended September 30, 1999. This decrease was due primarily to the fact that cost of operations for 1999 was unusually high due to construction and repair costs for the BRS-System due to design defects, which did not continue into the 2000 fiscal year.

     As a result of the changes noted above, gross profit for the nine-month period ended September 30, 2000, was DM 505,491, an increase of DM 387,517, or 328.48%, as compared to the nine-month period ended September 30, 1999.

     General and administrative expenses for the nine-month period ended September 30, 2000, were DM 1,980,008, a decrease of DM 602,673, or 23.34%, as compared to the nine-month period ended September 30, 1999. This decrease was principally due to efficiencies that resulted from the merger between TES and ENTECS.

     As a result of these factors, the operating loss for the nine-month period ended September 30, 2000, was DM 1,474,517, a decrease in the operating loss of DM 990,190, or 40.17%, as compared to the nine-month period ended September 30, 1999.

     Other income and expenses for the nine-month period ended September 30, 2000 was an expense of DM 12,792, a decrease of DM 18,954, or 59.71%, as compared to the nine-month period ended September 30, 1999. The decrease in other expenses was primarily due to a decrease in interest expense for the nine-month period ended September 30, 2000, of DM 58,249, or 80.22%, as compared to the nine-month period ended September 30, 1999.

     For the reasons noted above, the net loss for the nine-month period ended September 30, 2000, was DM 1,487,785, a decrease in the net loss of DM 1,010,960, or 40.46%, as compared to the nine-month period ended September 30, 1999.

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

     During the first nine months of 2000, the Company sold 3,144,716 shares of its common stock in Germany to a limited group of German citizens for gross proceeds to the Company of DM 1,593,683, and incurred direct expenses of the offering amounting to DM 227,188. At September 30, 2000 the Company had negative working capital of DM 1,337,099 and cash and cash equivalents of DM 65,709. Further, the Company's accumulated deficit had increased to DM 8,663,864 at September 30, 2000 from an accumulated deficit of DM 7,176,079.25 at December 31, 1999.

     Management intends to raise additional funds as necessary through further private or public offerings of its stock and through loans from private investors or banks, if necessary, although there can be no assurance that the Company will be able to obtain such financing. During the nine months ended September 30, 2000, the Company repaid DM 50,000 to Yvonne Marquard, a former director of the Company. The balance owed to Ms. Marquard will be paid back in monthly installments of DM 7,000 that began in June 2000.

     Although management has no plans at this time to materially reduce the number of its employees or to dispose of any of the Company's assets, the Company anticipates reducing the number of employees at TES Oecon AG by two persons by the end of December, 2000.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------
     Mr. Juergen Bozenhardt, the licensor of the BRS-Compact concrete recycling system, has filed a lawsuit against the Company based on the alleged breach of a consulting contract between him and the Company. Mr. Bozenhardt alleges that the Company owes him approximately DM 280,000 under the agreement. Management of the Company maintains that, as a result of the design defects in the BRS-Compact concrete recycling system and Mr. Bozenhardt's failure to obtain the two patents required under the BRS-Compact license, Mr. Bozenhardt owes the Company approximately DM 575,000 and has counterclaimed for that amount. Management intends to vigorously defend the lawsuit.

Item 2.  Changes in Securities.
-------------------------------
     During the nine months ended September 30, 2000 Company sold common stock in a private offering to a limited group of investors in Germany. The Company sold 3,144,716 shares of its common stock for gross proceeds of DM 1,593,683 and incurred direct expenses of the offering amounting to DM 227,188. These shares were sold in reliance upon Regulation S.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     On August 21, 2000, the Company held its Annual Meeting of Stockholders for the fiscal year ended December 31, 2000. The matters considered and the results of the shareholders vote at that meeting were as follows:

     1. Gerd Behrens, Frank Behrens, and Wolfgang Kleen were elected to serve as directors of the Company until the next Annual Meeting of Shareholders and thereafter until their successors shall have been elected and qualified.

     2. The Stockholders approved an amendment ("Amendment") to the Company's Articles of Incorporation, as amended, (the "Articles"), to effect an increase in the number of authorized shares of Common Stock from 20,000,000 shares to 80,000,000 shares, without having any effect upon the authorized, issued and outstanding shares of Common Stock, and to create a new class of the securities of the Company, consisting of 40,000,000 authorized shares of blank check Preferred Stock to be issued by the Company's Board of Directors from time to time in series.

     3. The Stockholders ratified the selection of Levine Hughes & Mithuen Inc. as the Company's independent auditors for the fiscal year ending December 31, 2000.

     4. The Stockholders approved and adopted an Incentive Stock Option Plan pursuant to which options to purchase Common Stock may be granted to certain personnel of the Company.

     5. The Stockholders approve and adopted a Nonqualified Stock Option Plan pursuant to Which options to purchase Common Stock may be granted to certain personnel of the Company and others who are not employed by the Company.

Item 5.  Other Information.
---------------------------
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

          (a) Exhibits: No exhibits are filed with this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

          (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November  20, 2000

                                       TECHNICAL ENVIRONMENT SOLUTIONS, INC.


                                       By:  /s/  Gerd Behrens
                                          -------------------------------------
                                                 Gerd Behrens, President and
                                                 director (Principal Executive
                                                 Officer)


                                       By:  /s/  Frank Behrens
                                         --------------------------------------
                                                 Frank Behrens, Secretary-
                                                 Treasurer and director
                                                 (Principal Financial Officer)