Form 10QSB/A
period 2000-09-30
TECHNICAL ENVIRONMENT SOLUTIONS INC
filed 2000-11-29
CIK 1055148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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
(Former name, former address and former fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                       Outstanding at September 30, 2000
------------------------------------------     ---------------------------------
       Common Stock, no par value                         19,782,791

                      Technical Environment Solutions, Inc.

                                      INDEX


                                                                           Page
PART I.           FINANCIAL INFORMATION                                    ----

     Item 1.      Financial Statements                                       3

                  Consolidated Balance Sheets -
                    September 30, 2000                                       3


                  Consolidated Statements of Operations
                    for the three and nine months ended
                    September 30, 1999 and 2000                              4

                  Consolidated Statements of Cash Flow
                    for the three and nine months ended
                    September 30, 1999 and 2000                              5

                  Notes to Unaudited Financial Statements                    6

     Item 2.      Management's Discussion and Analysis or
                    Plan of Operation                                        6

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                         10

     Item 2.      Changes in Securities                                     10

     Item 3.      Defaults Upon Senior Securities                           10

     Item 4.      Submission of Matters to a Vote of Security Holders       10

     Item 5.      Other Information                                         10

     Item 6.      Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                                  11

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
                                                   ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Notes payable - others                              129,000        57,984

  Accounts payable                                    548,649       246,605

  Accounts payable - related party                     15,862         7,130

  Accrued expenses - related party                       --            --

  Accrued expenses                                    969,147       435,611
                                                   ----------    ----------
      Total current liabilities                     1,662,658       747,329

  Loans from shareholders                             230,000       103,380

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  19,782,791 shares issued and outstanding          9,066,647     4,075,264

 Accumulated deficit                               (8,663,864)   (3,894,222)
                                                   ----------    ----------

     Total Stockholders' Equity                       402,783       181,042
                                                   ----------    ----------

Total Liabilities and Stockholders' Equity          2,295,441     1,031,752
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